Form 10-Q
period 2017-06-30
Draper Oakwood Technology Acquisition Inc.
filed 2017-10-27
CIK 1705771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38204

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-1391674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Draper Oakwood Investments, LLC 55 East 3Rd Ave. San Mateo, CA	94401
(Address of Principal Executive Offices)	(Zip Code)

(713) 213-7061
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of October 26, 2017, there were 6,137,500 shares of the Company’s Class A common stock, par value $0.0001, and 1,437,500 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED BALANCE SHEET

JUNE 30, 2017

(Unaudited)

ASSETS
Current asset – cash	$25,000
Deferred offering costs	131,152
Total Assets	$156,152

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$1,500
Accrued offering costs	50,047
Advances from related parties	81,105
Total Liabilities	132,652

Commitments

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; none issued and outstanding	—
Class F Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding(1)	144
Additional paid-in capital	24,856
Accumulated deficit	(1,500)
Total Stockholder’s Equity	23,500
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$156,152

(1)	Includes an aggregate of 187,500 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 27, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Formation and operating costs	$1,500
Net Loss	$(1,500)

Weighted average shares outstanding, basic and diluted (1)	1,250,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of 187,500 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 27, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,500)
Changes in operating assets and liabilities:
Accrued expenses	1,500
Net cash used in operating activities	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class F common stock to initial stockholders	25,000
Advances from related parties	81,105
Payment of offering costs	(81,105)
Net cash provided by financing activities	25,000

Net Change in Cash	25,000
Cash – Beginning	-
Cash – Ending	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$50,047

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Draper Oakwood Technology Acquisition, Inc. (the “Company”) is a blank check company incorporated in Delaware on April 27, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on the technology industry in North America.

At June 30, 2017, the Company had not yet commenced operations. All activity through June 30, 2017 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below.

The registration statement for the Company’s Initial Public Offering was declared effective on September 14, 2017. On September 19, 2017, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to the Draper Oakwood Investments, LLC (“Sponsor”) and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $2,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering on September 19, 2017, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its franchise and income tax obligations.

On September 27, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 750,000 Units at $10.00 per Unit, and the sale of an additional 22,500 Placement Units at $10.00 per Unit, generating gross proceeds of $225,000. Following the closing, an additional $7,500,000 of net proceeds was placed in the Trust Account, resulting in $57,500,000 held in the Trust Account as of September 27, 2017.

Transaction costs amounted to $2,199,396, consisting of $1,725,000 of underwriting fees and $474,396 of Initial Public Offering costs. In addition, at September 19, 2017, $489,754 of cash was held outside of the Trust Account and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Stockholders”) have agreed to (a) vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination and (b) not to convert any Founder Shares, Placement Shares and Public Shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The Company will have until September 19, 2018 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate Business Combination by September 19, 2018, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination) (the “Combination Period”). Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $575,000 ($0.10 per share), up to an aggregate of $1,150,000, or $0.20 per share, if the Company extends for the full six months, on or prior to the date of the applicable deadline, for each three month extension. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination (see Note 5).

The Initial Stockholders have agreed (i) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Placement Shares, Placement Rights (as defined in Note 4) and Placement Warrants (as defined in Note 4) if the Company fails to consummate a Business Combination within the Combination Period and (ii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering. In order to protect the amounts held in the Trust Account, Mr. Aamer Sarfraz, the Company’s Chief Executive Officer, has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Sarfraz will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that Mr. Sarfraz will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's prospectus as filed with the SEC and declared effective on September 14, 2017, as well as the Company’s Form 8-K, as filed with the SEC on September 25, 2017. The interim results for the period from April 27, 2017 (inception) through June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017.

Deferred offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $2,199,396 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There was no provision for income taxes for the period from April 27, 2017 (inception) through June 30, 2017.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Net loss per common share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture by the Initial Stockholder. Weighted average shares were reduced for the effect of an aggregate of 187,500 shares of Class F common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, which includes the exercise by the underwriters of their overallotment option in full of 750,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination (see Note 7). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor and EBC purchased an aggregate of 250,000 Placement Units (200,000 Placement Units by the Sponsor and 50,000 Placement Units by EBC) at a price of $10.00 per Placement Unit, for an aggregate purchase price of $2,500,000). On September 27, 2017, the Company consummated the sale of an additional 22,500 Placement Units at a price of $10.00 per Placement Unit, of which 18,000 Placement Units were purchased by the Sponsor and 4,500 Placement Units were purchased by EBC (and their designees), generating gross proceeds of $225,000. Each Placement Unit consists of one share of Class A common stock (“Placement Share”), one right (“Placement Right”) and one-half of one warrant (each, a “Placement Warrant”). Each Placement Right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination (see Note 7). Each whole Placement Warrant exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Rights and Placement Warrants will expire worthless.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 11, 2017, the Company issued an aggregate of 1,437,500 shares of Class F common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. The 1,437,500 Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Placement Units and the Representative Shares (as defined in Note 7)). As a result of the underwriters’ election to fully exercise their over-allotment option on September 27, 2017, 187,500 Founder Shares are no longer subject to forfeiture.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The Initial Stockholders have agreed that, subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination or earlier if, subsequent to a Business Combination, the last sales price of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period after a Business Combination, and the remaining 50% of its Founder Shares will not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination. All of the Founder Shares may be released from escrow earlier than as described above if, within that time period, the Company consummates a subsequent liquidation, merger, stock exchange, or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Advances

As of June 30, 2017, one of the Company’s officers advanced an aggregate of $81,105 for costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on September 19, 2017.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 15, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Placement Units.

In order to fund the Trust Account to extend the time for the Company to complete a Business Combination, the Sponsor or its affiliates or designees may, but are not obligated to, loan the Company funds (“Extension Loan”). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. Furthermore, the letter agreement with the Initial Stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on September 14, 2017, the holders of the Founder Shares, Placement Units (and their underlying securities), Representative Shares (as a defined below) and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. Notwithstanding anything to the contrary, EBC and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the registration statement. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. The holders of a majority of the Placement Units or Units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding anything to the contrary, EBC and/or its designees may participate in a “piggy-back” registration during the seven year period beginning on the effective date of the registration statement. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On September 27, 2017, the underwriters elected to fully exercise their over-allotment option to purchase 750,000 Units at a purchase price of $10.00 per Unit.

The underwriters were paid a cash underwriting discount of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $1,725,000.

At the closing of the Initial Public Offering, the Company issued EBC 100,000 shares of Class A common stock (the “Representative Shares”) for no additional consideration. In addition, on September 27, 2017, in connection with the underwriters election to fully exercise their over-allotment option, the Company issued an additional 15,000 Representative Shares to the underwriters for no additional consideration. The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity. The Company determined the fair value of Representative Shares to be $1,150,000 based upon the offering price of the Units of $10.00 per Unit. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days pursuant to Rule 5110(g)(1) of FINRA’s Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Business Combination Agreement

The Company has engaged EBC as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to $2,300,000 (exclusive of any applicable finders’ fees which might become payable). The Company will have the right to pay up to 25% of such amount to another FINRA member firm retained by the Company to assist the Company in connection with a Business Combination.

Unit Purchase Option

On September 19, 2017, the Company sold to EBC, for $100, an option to purchase up to 500,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $5,000,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $1,683,789 (or $3.37 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.84% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2017, there were no shares of Class A common stock issued and outstanding.

Class F Common Stock — The Company is authorized to issue 3,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At June 30, 2017, there were 1,437,500 shares of Class F common stock issued and outstanding, of which 187,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Initial Stockholders would own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on September 27, 2017, 187,500 Founder Shares are no longer subject to forfeiture.

The shares of Class F common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment as follows. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering in connection with the closing of a Business Combination, the ratio at which shares of Class F common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class F common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (not including Placement Shares or the Representative Shares) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination or pursuant to Units (and their underlying securities) issued to the Sponsor upon conversion of Working Capital Loans, after taking into account any shares of Class A common stock redeemed in connection with a Business Combination.

Holders of Class A common stock and Class F common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

Rights — Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of Class A common stock underlying the rights.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within 90 days following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time during the exercise period;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
●	If, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Draper Oakwood Technology Acquisition, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Draper Oakwood Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 27, 2017 in Delaware and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Placement Units that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock:

●	may significantly reduce the equity interest of our stockholders;
●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 27, 2017 (inception) through June 30, 2017, we had a net loss of $1,500 and incurred costs of $81,105 with regard to the Company’s Initial Public Offering, which were classified as deferred offering costs on the Company’s condensed balance sheet as of June 30, 2017.

The Company’s entire activity from April 27, 2017 (inception) through June 30, 2017 was in preparation for the Initial Public Offering, which was consummated on September 19, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $25,000. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the sponsor and advances from related parties.

Subsequent to the quarterly period covered by this Quarterly Report, on September 19, 2017, we consummated the Initial Public Offering of 5,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 250,000 Placement Units to our sponsor and EBC at a price of $10.00 per Unit, generating gross proceeds of $2,500,000.

On September 27, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 750,000 Units and the sale of an additional 22,500 Placement Units at a price of $10.00 per Unit, generating total gross proceeds of $7,725,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Placement Units, a total of $57,500,000 was placed in the Trust Account and we had $489,754 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. We incurred $2,199,396 in Initial Public Offering related costs, including $1,725,000 of underwriting fees, and $474,396 of Initial Public Offering costs.

We intend to use substantially all of the funds held in the Trust Account to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to effect a Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, our officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on September 15, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated September 14, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated September 14, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On May 11, 2017, we issued 1,437,500 shares of Class F common stock to the Sponsor in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as the shares were sold to an accredited investor. The shares issued were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.017 per share.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on September 19, 2017, we consummated our Initial Public Offering of 5,750,000 units (inclusive of 750,000 units sold pursuant to the underwriters fully exercising their over-allotment option on September 27, 2017), with each unit consisting of one share of our Class A common stock, one right and one-half (1/2) of one warrant. Each right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination. Each whole warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of warrants issued in connection with the 5,750,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $57,500,000. EarlyBirdCapital, Inc. acted as the sole book running manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-220180). The SEC declared the registration statement effective on September 14, 2017.

Simultaneously with the consummation of the Initial Public Offering on September 19, 2017, we consummated a private placement of 250,000 Placement Units at a price of $10.00 per unit, to the Sponsor and EBC, generating total proceeds of $2,500,000. In addition, in connection with the underwriters’ exercise of their over-allotment option in full on September 27, 2017, we consummated the sale of an additional 22,500 Placement Units at a price of $10.00 per Unit, to the Sponsor and EBC, generating total proceeds of $225,000. The Placement Units are substantially similar to the units sold in the Initial Public Offering, except that (i) the Placement Units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of the Business Combination and (ii) the Placement Warrants (x) will be non-redeemable so long as they are held by the initial purchasers or its permitted transferees and (y) may be exercisable on a cashless basis. If the Placement Warrants are held by holders other than the initial purchasers, the Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor and EBC, as purchasers, are accredited investors for purposes of Rule 501 of Regulation D.

In connection with the Initial Public Offering, the Company also agreed to sell to EBC, for $100, an option to purchase up to a total of 500,000 Units exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus relating to the Initial Public Offering. The units issuable upon exercise of this option are identical to the units sold in the Initial Public Offering. In addition, the Company issued to EBC an aggregate of 115,000 shares of Class A common stock upon the consummation of the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. EBC, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

We paid a total of $1,725,000 in underwriting discounts and commissions and $474,396 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $58,025,704, of which $57,500,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement between the Company and EarlyBirdCapital, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 14, 2017 (1)
4.1	Warrant Agreement, dated September 14, between Continental Stock Transfer & Trust Company and the Company
10.1	Investment Management Trust Account Agreement, dated September 14, 2017, between Continental Stock Transfer & Trust Company and the Company (1)
10.2	Rights Agreement, dated September 14, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Stock Escrow Agreement, dated September 14, 2017. between the Company, Draper Oakwood Investments, LLC and Continental Stock Transfer & Trust Company (1)
10.4	Registration Rights Agreement among the Company and Draper Oakwood Investments, LLC (1)
10.5	Letter Agreement by and between the Company and Draper Oakwood Investments, LLC (1)
10.6	Letter Agreement by and between the Company and its officers and directors (1)
10.7	Administrative Services Agreement, dated September 14, 2017, between the Company and Draper Oakwood Investments, LLC (1)
10.8	Business Combination Marketing Agreement, dated September 14, 2017, between the Company and EarlyBirdCapital, Inc. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on September 20, 2017

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAPER OAKWOOD TECHNOLOGY ACQUISTION, INC.

Date: October 27, 2017		/s/ Aamer Sarfraz
	Name:	Aamer Sarfraz
	Title:	Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

