Form 10-Q
period 2017-09-30
Draper Oakwood Technology Acquisition Inc.
filed 2017-11-13
CIK 1705771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 6,137,500 shares of the Company’s Class A common stock, par value $0.0001, and 1,437,500 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2017 (unaudited)	1

	Condensed Statements of Operations for the three months ended September and for the Period from April 27, 2017 (inception) through September 30, 2017 (unaudited)	2

	Condensed Statement of Cash Flows for the Period from April 27, 2017 (inception) through September 30, 2017 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Control and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2017

(Unaudited)

ASSETS
Current Assets
Cash	$463,279
Prepaid expenses	75,500
Total Current Assets	538,779

Cash and marketable securities held in Trust Account	57,515,475
Total Assets	$58,054,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Income taxes payable	$1,207
Total Current Liabilities	1,207

Commitments
Common stock subject to possible redemption, 5,303,877 shares at redemption value	53,053,045

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 833,623 issued and outstanding (excluding 5,303,877 shares subject to possible redemption)	83
Class F Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	4,997,432
Retained earnings	2,343
Total Stockholders’ Equity	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,054,254

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	For the Period from April 27, 2017 (inception) through September 30, 2017

Formation and operating costs	$10,425	$11,925
Loss from operations	(10,425)	(11,925)

Other income:
Interest income	3,306	3,306
Unrealized gain on marketable securities held in Trust Account	12,169	12,169
Other income, net	15,475	15,475

Income before provision for income taxes	5,050	3,550
Provision for income taxes	(1,207)	(1,207)
Net income	$3,843	$2,343

Weighted average shares outstanding, basic and diluted(1)	1,353,526	1,310,390

Basic and diluted net loss per common share	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 5,303,877 shares subject to redemption at September 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 27, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,343
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,306)
Unrealized gain on marketable securities held in Trust Account	(12,169)
Changes in operating assets and liabilities:
Prepaid expenses	(75,500)
Income taxes payable	1,207
Net cash used in operating activities	(87,425)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class F common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	55,775,000
Proceeds from sale of Placement Units	2,725,000
Proceeds from Unit Purchase Option	100
Advances from related parties	247,580
Repayment of advances from related parties	(247,580)
Payment of offering costs	(474,396)
Net cash provided by financing activities	58,050,704

Net Change in Cash and Cash Equivalents	463,279
Cash and Cash Equivalents– Beginning	—
Cash and Cash Equivalents– Ending	$463,279

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$53,049,200
Change in value of common stock subject to redemption	$3,845

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had not yet commenced operations. All activity through September 30, 2017 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

On September 27, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 750,000 Units at $10.00 per Unit, and the sale of an additional 22,500 Placement Units, of which 18,000 Placement Units were purchased by the Sponsor and 4,500 Placement Units were purchased by EBC (and their designees) at $10.00 per Unit, generating gross proceeds of $225,000. Following the closing, an additional $7,500,000 of net proceeds was placed in the Trust Account, resulting in $57,500,000 held in the Trust Account as of September 27, 2017.

Transaction costs amounted to $2,199,396, consisting of $1,725,000 of underwriting fees and $474,396 of Initial Public Offering costs. At September 30, 2017, $463,279 of cash was held outside of the Trust Account and was available for working capital purposes.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's prospectus as filed with the SEC and declared effective on September 14, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2017. The interim results for the period from April 27, 2017 (inception) through September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,011,250 shares of Class A common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 602,250 shares of Class A common stock and (3) 500,000 shares of Class A common stock, warrants to purchase 250,000 shares of Class A common stock and rights that convert into 50,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	For the Period from May 5, 2017 (inception) through September 30,
	2017	2017
Net income	$3,843	$2,343
Less: Income attributable to ordinary shares subject to redemption	(13,067)	(13,067)
Adjusted net loss	$(9,224)	$(10.724)

Weighted average shares outstanding, basic and diluted	1,353,526	1,310,390

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

Related Party Advances

As of September 30, 2017, one of the Company’s officers advanced an aggregate of $247,580 for costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on September 19, 2017.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 15, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended September 30, 2017 and for the period from April 27, 2017 (inception) through September 30, 2017, the Company incurred $10,000 in fees for these services.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

At the closing of the Initial Public Offering, the Company issued EBC 100,000 shares of Class A common stock (the “Representative Shares”) for no additional consideration. In addition, on September 27, 2017, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company issued an additional 15,000 Representative Shares to the underwriters for no additional consideration. The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity. The Company determined the fair value of Representative Shares to be $1,150,000 based upon the offering price of the Units of $10.00 per Unit. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2017, there were 833,623 shares of Class A common stock issued and outstanding (excluding 5,303,877 shares of common stock subject to possible redemption).

Class F Common Stock — The Company is authorized to issue 3,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At September 30, 2017, there were 1,437,500 shares of Class F common stock issued and outstanding, of which 187,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Initial Stockholders would own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on September 27, 2017, 187,500 Founder Shares are no longer subject to forfeiture.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$57,515,475

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 10, 2017, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units commencing on October 12, 2017. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Any Units not separated will continue to trade on the NASDAQ Capital Market under the symbol “DOTAU.” Any underlying shares of Class A Common Stock, warrants and rights that are separated will trade on the NASDAQ Capital Market under the symbols “DOTA,” “DOTAW” and “DOTAR,” respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2017, we had net income of $3,843, which consists of interest income on marketable securities held in the Trust Account of $3,306 and an unrealized gain on marketable securities held in our Trust Account of $12,169, offset by operating costs of $10,425 and a provision for income taxes of $1,207.

For the period from April 27, 2017 (inception) through September 30, 2017, we had a net income of $2,343 which consists of interest income on marketable securities held in the Trust Account of $3,306 and an unrealized gain on marketable securities held in our Trust Account of $12,169, offset by operating costs of $11,925 and a provision for income taxes of $2,343.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Placement Units, a total of $57,500,000 was placed in the Trust Account. We incurred $2,199,396 in Initial Public Offering related costs, including $1,725,000 of underwriting fees and $474,396 of other costs.

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $57,515,475 (including approximately $15,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the period April 27, 2017 (inception) through September 30, 2017, cash used in operating activities was $87,425, consisting primarily of net income of $2,343, interest earned on cash and marketable securities held in the Trust Account of $3,306 and an unrealized gain on marketable securities held in our Trust Account of $12,169. Changes in operating assets and liabilities used $74,293 of cash from operating activities.

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

As of September 30, 2017, we had cash of $463,279 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On September 19, 2017, we consummated our Initial Public Offering of 5,750,000 units (inclusive of 750,000 units sold pursuant to the underwriters fully exercising their over-allotment option on September 27, 2017), with each unit consisting of one share of our Class A common stock, one right and one-half (1/2) of one warrant. Each right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of warrants issued in connection with the 5,750,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAPER OAKWOOD TECHNOLOGY ACQUISTION, INC.

Date: November 13, 2017	/s/ Aamer Sarfraz
Name: Aamer Sarfraz
Title: Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

