Form 10-K
period 2017-12-31
Draper Oakwood Technology Acquisition Inc.
filed 2018-03-29
CIK 1705771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38204

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1391674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Draper Oakwood Investments, LLC 55 East 3rd Ave. San Mateo, CA	94401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (713) 213-7061

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
One-half of one Warrant to purchase one share of Common Stock	The NASDAQ Stock Market LLC
Rights to receive one-tenth of one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock, one-half of one Warrant and one Right	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No  ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on September 15, 2017 and the registrant’s shares of Class A common stock, warrants and rights began trading on the NASDAQ Capital Market on October 12, 2017. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on December 31, 2017, as reported on the NASDAQ Capital Market, was $60,024,750.

As of March 27, 2018, there were 1,437,500 shares of Class F common stock, par value $0.0001 per share, and 6,137,500 shares of Class A common stock, par value $0.0001 per share, which includes shares of Class A common stock underlying the units sold in our initial public offering, of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (“Report”), references to:

●	“we,” “us,” “company,” “our company” or “Draper” are to Draper Oakwood Technology Acquisition, Inc.;

●

“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“rights” are to the right to receive one-tenth (1/10) of one share of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent they purchased public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“sponsor” are to Draper Oakwood Investments, LLC, a Delaware limited liability company affiliated with our executive officers;

●	“founders’ shares” are to shares of our Class F common stock, 1,437,500 of which are currently outstanding and have been issued to our initial stockholders prior to our initial public offering;

●	“warrants” are to one whole warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50;

●	“founders’ units” are to the 218,000 units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, each unit consisting of one share of Class A common stock, one right to receive one-tenth (1/10) of one share of Class A common stock and one-half of one warrant to purchase one share of Class A common stock at an exercise price of $11.50;

●	“EBC units” are to the 54,500 units issued to EarlyBirdCapital (and its designees) in a private placement simultaneously with the closing of our initial public offering, each unit consisting of one share of Class A common stock, one right to receive one-tenth (1/10) of one share of Class A common stock and one-half of one warrant to purchase one share of Class A common stock at an exercise price of $11.50; and

●	“private placement units” are to the founders’ units and EBC units; and

●	“initial stockholders” are to our sponsor.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1.	Business

Introduction

We are a blank check company formed pursuant to the laws of the State of Delaware on April 27, 2017 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, one or more businesses or assets that we have not yet identified. While our efforts in identifying a prospective target business for our initial business combination are not limited to a particular industry or geographic region, we intend to focus our search on identifying a prospective target business in the technology industry in North America, as described below.

We believe that the experience and capabilities of our combined team will make us an attractive partner to prospective target businesses, enhance our ability to complete a successful business combination and bring value to the business post-business combination. Not only does our combined team bring a combination of operating, investing, financial and transaction experience, they have also worked together previously on multiple investments, consulting assignments and boards of directors.

Objective and Business Opportunity

We intend to focus our efforts on seeking and completing an initial business combination with a company that has an enterprise value above $200 million, although a target entity with a smaller or larger enterprise value may be considered. We may use common or preferred equity to fund a material portion of the purchase price of our initial business combination. While we may pursue an acquisition opportunity in any business industry or sector we choose, we intend to capitalize on the ability of our combined team to identify and acquire a business in the technology sector in the United States (which may include a business based in the United States which has operations or opportunities outside of the United States), that is backed by institutional venture capitalists.

Our sponsor, Draper Oakwood Investments LLC, is affiliated with Mr. Timothy C. Draper, our Senior Advisor. For over 30 years, Mr. Draper has been one of the most prominent venture capital investors in the world. Mr. Draper has established numerous investment vehicles, including the Draper Associates family of early-stage venture capital funds, or collectively, Draper Associates. Since 1985, Draper Associates has provided early-stage investment to entrepreneurs with a mission to transform industries with new technologies, and to build platforms for extraordinary growth, jobs, and wealth creation. Draper Associates targets businesses in the consumer technology, financial technology, healthcare, manufacturing, education, and government technology sectors. Well-known past portfolio companies include Skype, Hotmail, Tesla, Baidu, Athenahealth, Solar City, Box, TwitchTV, SpaceX, Cruise Automation, Parametric Technology and others. Mr. Draper is also a founder of Draper Fisher Jurvetson, a venture capital firm that that has backed a significant number of companies. As an advocate for entrepreneurs and free markets, Mr. Draper is regularly featured as a keynote speaker in entrepreneurial conferences throughout the world and has frequent TV, radio and headline appearances. He has been recognized as a leader in his field through numerous awards and honors, including the Entrepreneurship Forum’s “Entrepreneur of the World” in 2015, the Commonwealth Club’s Distinguished Citizen Award for achievements in green and sustainable energy in 2007, and he was listed as one of the top 100 most influential people in finance by Worth Magazine in 2014 and #7 on the Forbes Midas List in 2006.

We currently expect Mr. Draper to (i) assist us in sourcing potential business combination targets and (ii) provide his business insights when we assess potential business combination targets. However, Mr. Draper will not be a member of the board, nor will he have any voting or decision making capacity on our behalf. Mr. Draper will also not be subject to the fiduciary requirements to which our board members are subject and will have no contractual commitments to us.

We are a member of the Draper Venture Network. Founded by Mr. Draper, the Draper Venture Network is a global alliance of 11 independent venture capital funds across four continents that collaborate on opportunity sourcing, due diligence, corporate relationships and co-investment, and value creation for their investments. Draper Venture Network funds are currently invested in a significant number of portfolio companies and have a deep collective knowledge base in venture capital investing. The Draper Venture Network is a member of our sponsor. Pursuant to the agreement we entered into with the Draper Venture Network, the Draper Venture Network will provide us with, among other things, business and corporate development introductions, service provider introductions and research database subscriptions. We will not be obligated to provide any contractual services to the Draper Venture Network.

We believe our relationship with the Draper Venture Network will give us a unique ability to source opportunities from the network of member funds, as well as the large number of entrepreneurs and management teams in their portfolios. The Draper Venture Network employs three full time individuals in their office in the Silicon Valley, including our director, Mr. Gabe Turner, who is also Executive Director of the Draper Venture Network. The Draper Venture Network’s full-time team hosts network and ecosystem events, connecting portfolio companies to corporate partners and other venture capitalists, builds and manages the network’s CEO community, and serves as the network’s collaboration hub, through a set of shared tools and resources. Our combined team has considerable expertise in the evaluation of technology investments, with the benefit of further diligence support from the Draper Venture Network.

Our Management Team

Our management team is led by our Executive Chairman, Mr. Roderick Perry, who has over 30 years of experience in investment management. For 20 years, Mr. Perry was employed by 3i Group plc, one of the oldest private equity firms in the world, listed on the London Stock Exchange. From 1996 to the end of 2001 Mr. Perry was responsible for developing the 3i investment business in Asia Pacific, and from 2001 to 2005, he was Global Head of Venture Capital for 3i. Mr. Perry was involved in the origination, execution and disposal of numerous technology venture capital investments internationally. Furthermore, Mr. Perry was a Non-Executive Director of PartyGaming plc from 2005, and became Chairman in 2008. PartyGaming plc went public on the London Stock Exchange in 2005 at a valuation of £4.76 billion. He became Deputy Chairman, Senior Independent Director and Chairman of Remuneration Committee of BWIN.Party (then the largest publicly traded online gaming business in the world) when BWIN.Party and PartyGaming merged in 2011 and retired from that Board in 2015.

Our Chief Executive Officer, Mr. Aamer A. Sarfraz, has 12 years of experience in the investment industry, as well as in building and operating businesses internationally. He worked together with Mr. Perry in various roles over this time, including as part of the venture capital team at 3i Group plc. In addition, in 2011, Mr. Sarfraz founded an agricultural technology business backed by Mr. Draper, and in October 2015 founded Draper Oakwood Royalty Capital together with Mr. Draper. From 2006 to 2014, Mr. Sarfraz served as Managing Director of The Electrum Group (UK) LLP, which was part of The Electrum Group, a global private equity business investing in natural resources, headquartered in New York.

Several members of our management team and directors have considerable professional experience working together on previous investments and assignments. Mr. Erfan has worked together with Mr. Perry since 2000, including at the venture capital team at 3i Group, where Mr. Erfan was a senior partner while Mr. Perry was Global Head of Venture Capital, as well as on subsequent investments and consulting assignments. Mr. Erfan has worked with Mr. Sarfraz since 2004, including at the venture capital team at 3i Group plc and at The Electrum Group. Mr. Perry, Mr. Sarfraz and Mr. Erfan have worked together with our director, Mr. Richard Atterbury, since 2015 on the board of Draper Oakwood Royalty Capital. In addition, Mr. Atterbury and Mr. Erfan have been board members of an agricultural technology business founded by Mr. Sarfraz. Mr. Perry and Mr. Sarfraz have worked together with our director, Mr. Gabe Turner, at the Draper Venture Network since 2015.

Our combined team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. Past performance by our combined team is not a guarantee of success with respect to any business combination we may consummate.

Investment Thesis

It is our belief that the North American venture capital industry remains strong, and will continue to drive innovation in technology throughout the world. According to the National Venture Capital Association (NVCA), at the end of 2016 there were 898 venture capital firms in existence in the United States, managing 1,562 venture capital funds. In 2016, US venture capital funds raised $41.6 billion, a ten-year high. The same year, more than 7,750 venture-backed companies received $69.1 billion in funding. In the first quarter of 2017, US venture capital funds have deployed $16.5 billion in funding into approximately 1800 companies. Separately, the NVCA estimates that approximately 1,000 financings will be completed in 2017 by Corporate Venture Capital firms (CVC), a subset of venture capital firms in which large operating companies invest in innovative companies, with 267 completed in the first quarter of 2017.

Acquisitions remain the primary exit route for venture capital investors in the United States. According to the NVCA, 787 venture-backed companies had exits in 2016 at a combined exit value of $52.5 billion. Of those, only 39 were initial public offerings. While 2016 was the slowest year from venture capital-backed IPO’s since 2009, there are signs of increased IPO activity in the first quarter of 2017, with 15 venture capital companies filing completed offerings.

It is our belief that very few venture-backed companies choose to go public, or are able to go public, for a number of reasons, including: the financial costs of going public, the ongoing regulatory requirements for public companies, and a perception that a company needs to be very large before getting sufficient interest from investment banks and analysts. As a result, staying private for as long as possible has become part of Silicon Valley’s startup culture.

We believe that there are certain types of venture-backed businesses that can benefit greatly from earlier access to public markets. It is our belief that our combined team has the experience and relationships to identify such venture-backed companies that would benefit from going public through a business combination with our company.

Investment Criteria

We have identified the following criteria that we intend to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria. We intend to seek a business combination with a business that:

●	is based in the United States (which may include a business based in the United States which has operations or opportunities outside of the United States);

●	is privately owned;

●	is backed by institutional venture capital investors;

●	has proven and established technology;

●	has verifiable customers and revenue;

●	is seeking to grow, including internationally; and

●	is technology driven, including, but not limited to, the following sub-sectors: robotics, consumer technology, retail technology, education technology, cybersecurity, food technology, mobile technology, energy technology, financial technology, marketing technology, real estate technology, automative technology and logistics technology.

Competitive Strengths

We believe we have the following competitive strengths:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However there is currently no market for our securities and a market for our securities may not develop. As a result, this purported benefit may not be realized.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial position

With funds in the trust account of approximately $57,500,000 available to use for a business combination (assuming no stockholder seeks conversion of their shares or seeks to sell their shares to us in a tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of founders’ units, our capital stock, debt or a combination of these in effecting a business combination. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will have until September 19, 2018 to consummate a business combination (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time). If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the balance in the trust account (excluding franchise and income taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above under the caption “Investment Criteria,” we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We have evaluated and expect to continue to evaluate opportunities that are sourced through the relationship networks of our combined team, which includes numerous entrepreneurs, management teams, intermediaries and venture capital funds.

Our combined team has considerable expertise in the evaluation of technology investments, with the benefit of further diligence support from the Draper Venture Network.

We believe based on our combined team’s business knowledge and past experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our combined team. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. They must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding franchise and income taxes payable) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 administrative services fee, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding franchise and income taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Investment Criteria,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination is based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding franchise and income taxes payable) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. We have not entered into any such fund raising arrangement. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition. We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of franchise and income taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of franchise and income taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until September 19, 2018 (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time) in order to be able to receive a pro rata share of the trust account.

Our sponsor and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founders’ shares and the shares of Class A common stock underlying the founders’ units, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not to sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need only 2,132,001, or approximately 37.1%, of the 5,750,000 public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming (i) all shares were present and entitled to vote at the meeting and (ii) the 115,000 shares issued to EarlyBirdCapital, and the 54,500 shares underlying the EBC units purchased by EarlyBirdCapital (and its designees) upon the consummation of our initial public offering are issued and outstanding but not voted).

None of our officers, directors, sponsor or their affiliates has indicated any intention to purchase units or shares of Class A common stock in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of shares of Class A common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any franchise and income taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our Class A common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any franchise and income taxes then due but not yet paid.

Our stockholders prior to our initial public offering will not have conversion rights with respect to any shares of Class F common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket.

We may also require public stockholders seeking conversion, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of Class A common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Ability to Extend Time to Complete Business Combination

We will have until September 19, 2018 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by September 19, 2018, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (or until March 19, 2019 to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to $1,150,000 or $0.20 per share, if we extend for the full six months). In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only until September 19, 2018 (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time) to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers and directors have agreed (pursuant to written letter agreements with us filed as exhibits to our Current Report on Form 8-k filed on September 20, 2017) that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by September 19, 2018 (or by March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time) unless we provide our public stockholders with the opportunity to convert their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following September 19, 2018 (or March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time) anniversary of the closing of our initial public offering, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Mr. Sarfraz has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that he will be able to satisfy its indemnification obligations if he is required to do so. Additionally, the agreement Mr. Sarfraz entered into specifically provides for two exceptions to the indemnity he has given: he will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether Mr. Sarfraz has sufficient funds to satisfy his indemnity obligations. We have not asked Mr. Sarfraz to reserve for such indemnification obligations. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders’ shares and the shares of Class A common stock underlying the founders’ units, the founders’ rights and the founders’ warrants have waived their rights to participate in any liquidation distribution with respect to such founders’ shares. There will be no distribution from the trust account with respect to our rights or warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

The holders of the founders’ shares, the shares of Class A common stock underlying the founders’ units, the founders’ rights or the founders’ warrants will not participate in any redemption distribution from our trust account with respect to such shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by September 19, 2018 (or by March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time), we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, officers and directors, and other holders of our founders’ units have agreed to waive any conversion rights with respect to any founders’ shares, shares of Class A common stock underlying the founders’ units, the founders’ rights and the founders’ warrants, and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of franchise and income taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of franchise and income taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by September 19, 2018 (or by March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time), then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	our shares of Class F common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as provided herein;

●	upon the consummation of our initial public offering, $57.5 million shall be placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the Class A common stock sold in our initial public offering on any matter.

Competition

In identifying, evaluating and selecting a target business, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of Class A common stock held by our public stockholders may reduce the resources available to us for a business combination;

●	our Class F stock converting into shares of Class A common stock as described herein; and

●	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

Our units, common stock, rights and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards, as issued by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	Risk Factors

You should carefully consider the following risk factors and all the other information contained in this Report, including the financial statements. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Associated with Our Business

We are a recently formed company with no operating history and, accordingly, you do not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until September 19, 2018 (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the trust account.

We have until September 19, 2018 (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time) in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of franchise and income taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of franchise and income taxes payable), in each case subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we seek stockholder approval of our initial business combination, after approval of our board, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike some other blank check companies in which the initial stockholders agree to vote their founders’ shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor has agreed (i) to vote any of the founders’ shares and shares of Class A common stock underlying the founders’ units held by the sponsor in favor of any proposed business combination, (ii) not to convert any such shares in connection with a stockholder vote to approve a proposed initial business combination and (iii) not to sell any such shares to us in a tender offer in connection with any proposed business combination. As a result, we would need only 2,132,001, or approximately 37.1%, of the 5,750,000 public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming (i) all shares were present and entitled to vote at the meeting and (ii) the 115,000 shares issued to EarlyBirdCapital, and the 54,500 shares underlying the EBC units purchased by EarlyBirdCapital (and its designees) upon the consummation of our initial public offering are issued and outstanding but not voted). Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote its founders’ shares and shares of Class A common stock underlying the founders’ units in accordance with the majority of the votes cast by our public stockholders.

You will not be entitled to protections normally afforded to investors of blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder or a “group” of stockholders holding a substantial portion of our Class A common stock may influence our ability to complete our business combination.

Unlike other blank check companies, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation does not provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), holding in excess of a certain percentage of shares offered in our initial public offering will be restricted from seeking redemption rights with respect to any shares they hold in excess of such percentage. The ability of any such stockholder to redeem all their shares will increase their influence over our ability to complete our business combination and could make it more difficult for us to complete such business combination.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Report would be rendered irrelevant and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Report although we have no current intention to do so. For instance, we currently anticipate acquiring a target business with a consistent historical financial performance. However, we are not obligated to do so and may determine to merge with or acquire a company with no operating history if the terms of the transaction are determined by us to be favorable to our public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this Report would be rendered irrelevant. We could also seek to amend our amended and restated certificate of incorporation to provide us with more time to complete an initial business combination. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 15,000,000 shares of Class A common stock, par value $0.0001 per share, 3,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 4,449,000 and 1,562,500 authorized but unissued shares of Class A and Class F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon conversion of outstanding rights (including founders’ rights) and exercise of outstanding warrants (including insiders’ warrants) and the underwriters’ unit purchase option but not upon the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding. Although we have no commitment as of the date hereof, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of existing investors;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate until September 19, 2018 (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time), we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until September 19, 2018 (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time), assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 shares of Class A common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination, as well as 75,000 warrants to purchase 75,000 shares).

We do not have a specified maximum conversion threshold. The absence of such a conversion threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum conversion threshold. Accordingly, as long as our net tangible assets are at least $5,000,001 upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or such greater amount as required by the terms in the agreement relating to our initial business combination, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our Chief Executive Officer, Aamer Sarfraz, has agreed (subject to certain exceptions described elsewhere in this Report) that he will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, he may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00. We have not independently verified whether Mr. Sarfraz has sufficient funds to satisfy his indemnity obligations. We have not asked Mr. Sarfraz to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until September 19, 2018 (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce Mr. Sarfraz’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and Mr. Sarfraz asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Sarfraz to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Sarfraz to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Class A common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of Class A common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of Class A common stock unless the shares of Class A common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of Class A common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold and may be subject to redemption.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding rights.

Our rights are issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The right agreement requires the approval by the holders of at least 50% of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Unlike other similarly structured blank check companies, our initial stockholder will receive additional Class A common stock if we issue shares to consummate an initial business combination.

The founders’ shares will automatically convert into Class A common stock on the first business day following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial business combination, the ratio at which founders’ shares shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class F common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A common stock issuable upon conversion of all founders’ shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination (not including the shares of Class A common stock underlying the founders’ units or the 115,000 shares of common stock issued to EarlyBirdCapital, Inc. upon the consummation of our initial public offering), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any founders’ units (and underlying securities) issued upon conversion of working capital loans, after taking into account Class A common stock redeemed in connection with the business combination. This is different from other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. This may make it more difficult and expensive for us to consummate an initial business combination.

Because we are not limited to a particular industry or target business with which to complete a business combination, you are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business, although we intend to focus on companies in the technology industry in North America. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose, although we intend to focus on companies in the technology industry in North America. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor, which is affiliated with certain of our officers and directors, has agreed to waive its right to convert its founders’ shares, the shares of Class A common stock underlying the founders’ units, the founders’ rights, the founders’ warrants or any other shares purchased in our initial public offering or thereafter, or to receive distributions from the trust account with respect to its founders’ shares or the shares of Class A common stock underlying the founders’ units, the founders’ rights or the founders’ warrants upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our initial public offering, as well as the founders’ units and the securities underlying the founders’ units, the founders’ rights and the founders’ warrants will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers, through their interests in our sponsor, may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Certain of our officers have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our directors have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Our executive officers, directors, senior advisor, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, senior advisor, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors, executive officers or our senior advisor. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. We will be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. For instance, our stock price would generally be required to be at least $4 per share, our stockholders’ equity would generally be required to be at least $5 million and we would be required to have 300 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock, rights and warrants are listed on Nasdaq, our units, Class A common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period exceeds $1 billion or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments.

Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We have encountered and expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination. We may use common or preferred equity to fund a material portion of the purchase price of our initial business combination. However, because we have not yet executed a definitive agreement with any specific target business with respect to a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholder controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholder owns approximately 22.0% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors or their affiliates has indicated any intention to purchase any units or shares of Class A common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote the shares of Class F common stock owned by them immediately before our initial public offering, the shares of Class A common stock underlying the founders’ units, as well as any shares of Class A common stock acquired in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the consummation of a business combination.

Our outstanding rights, warrants and unit purchase options may have an adverse effect on the market price of our Class A common stock and make it more difficult to effect a business combination.

We issued rights to receive 575,000 shares of Class A common Stock and warrants to purchase 2,875,000 shares of Class A common stock in our initial public offering, founders’ rights to purchase 27,250 shares of Class A common stock and founders’ warrants to purchase 136,250 shares of Class A common stock and 250,000 warrants and rights to receive 50,000 shares of Class A common stock underlying the unit purchase options. We may also issue other units containing rights and warrants to our sponsor, officers or directors in payment of working capital loans made to us as described in this Report. To the extent we issue shares of Class A common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these rights, warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights, warrants or unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are converted or warrants and options are exercised, you may experience dilution to your holdings.

Because each unit contains one-half of one warrant and one right to receive one-tenth of one share of Class A common stock, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant and one right to receive one-tenth (1/10) of one share of Class A common stock upon consummation of our initial business combination. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants and rights upon completion of a business combination since the warrants will be exercisable for, and the rights will be convertible into, a fraction of the number of shares in the aggregate, compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $24.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the founders’ warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We have no obligation to net cash settle the rights or warrants.

In no event will we have any obligation to net cash settle the rights or warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights or warrants upon consummation of an initial business combination or exercise of the warrants. Accordingly, you might not receive the shares of Class A common stock underlying the rights and warrants.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of Class A common stock and the existence of these rights may make it more difficult to effect a business combination.

Our stockholders prior to our initial public offering are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the founders’ units and any units our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the founders’ units and any other units we issue to them (and the underlying shares of Class A common stock) commencing at any time after we consummate an initial business combination, as well as any securities underlying any such units. The presence of these additional shares of Class A common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of Class A common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we invested the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants and rights will be worthless.

We have until September 19, 2018 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by September 19, 2018, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to $1,150,000 or $0.20 per share, if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us to pay our franchise and income taxes payable. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

The requirement that we complete an initial business combination by September 19, 2018 (or by March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time) may give potential target businesses leverage over us in negotiating a business combination.

We have until September 19, 2018 (or until March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by September 19, 2018 (or by March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time). We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur. If we have not completed our initial business combination by September 19, 2018 (or by March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 requires substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

An investment in our securities may involve adverse U.S. federal income tax consequences.

An investment in our securities may involve adverse U.S. federal income tax consequences. For instance:

●	because there are no authorities that directly address instruments similar to the units we are issuing in our initial public offering, the allocation an investor makes with respect to the purchase price of the unit among the share of Class A common stock, right and warrant included in the units could be challenged by the IRS or the courts.

●	if we make distributions on our common stock, such distributions generally will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. The ability of a holder to seek conversion of their shares may be viewed as a position with respect to substantially similar or related property which diminishes your risk of loss and thereby affects your ability to satisfy the holding period requirements for the dividends received deduction or the preferential tax rate on qualified dividend income with respect to the time period prior to the approval of an initial business combination.

●	our warrants may be exercised on a cashless basis in certain situations as described herein. Although there is no direct legal authority as to the U.S. federal income tax treatment of an exercise of a warrant on a cashless basis, we intend to take the position that such exercise will not be taxable, either because the exercise is not a gain realization event or because it qualifies as a tax-free recapitalization. In the former case, the holding period of the common stock should commence on the day after the warrant is exercised. In the latter case, the holding period of the common stock would include the holding period of the exercised warrants. However, our position is not binding on the IRS and the IRS may treat a cashless exercise of a warrant as a taxable exchange.

●	any capital gain or loss you realize on a sale or other disposition of our common stock will generally be long-term capital gain or loss if your holding period for the common stock is more than one year. However, the conversion feature of the common stock could affect your ability to satisfy the holding period requirements for the long-term capital gain tax rate with respect to the time period prior to the approval of an initial business combination.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

There may be tax consequences to our business combination that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

There are risks related to the technology industry to which we may be subject.

Business combinations with companies with operations in the technology industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the technology industry, we will be subject to, and possibly adversely affected by, the following risks:

●	if we do not develop successful new products or improve existing ones, our business will suffer;

●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

●	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

●	the loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

●	if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

●	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business; and

●	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our principal executive offices at 55 East 3rd Ave., San Mateo, CA 94401. The cost for this space is included in the $10,000 per-month aggregate fee our sponsor charges us for general and administrative services pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in the San Francisco Bay Area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending to which we are a party or of which any of our property is the subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock, rights and warrants are each traded on the NASDAQ Capital Market under the symbols “DOTAU,” “DOTA,” “DOTAR” and “DOTAW,” respectively. Our units commenced public trading on September 15, 2017, and our common stock, rights and warrants commenced separate public trading on October 12, 2017.

The table below sets forth, for the calendar quarters indicated, the high and low sales prices of our units, common stock, rights and warrants as reported on the NASDAQ Capital Market for the periods September 15, 2017 through September 30, 2017 and October 1, 2017 through December 31, 2017.

	Units (DOTAU)		Class A Common Stock (DOTA)		Warrants (DOTAW)		Rights (DOTAR)
	High	Low	High	Low	High	Low	High	Low
2017
Third Quarter	$10.68	$10.07	$-	$-	$-	$-	$-	$-
Fourth Quarter	$10.80	$10.15	$9.87	$9.71	$0.67	$0.53	$0.58	$0.41

(1)	The high and low sales prices per share of the units for the third quarter of 2017 covers the period starting September 15, 2017 through September 30, 2017. The high and low sales prices per share of the Class A common stock, warrants and rights for the fourth quarter of 2017 cover the period starting October 1, 2017 through December 31, 2017.

On March 27, 2018, our Class A common stock had a closing price of $9.85, our rights had a closing price of $0.57, our warrants had a closing price of $0.85 and our units had a closing price of $10.72.

(b) Holders

On March 27, 2018, there were five holders of record of our units, four holders of record of our Class A common stock, one holder of record of our Class F common stock, one holder of record of our rights and one holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

References to the “Company,” “us” or “we” refer to Draper Oakwood Technology Acquisition, Inc.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on April 27, 2017 in Delaware and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private placement units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2017 were organizational activities and those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. Following the initial public offering, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 27, 2017 (inception) through December 31, 2017, we had a net loss of $86,279 which consists of operating costs of $253,792, offset by interest income on marketable securities held in the trust account of $164,443 and an unrealized gain on marketable securities held in our trust account of $3,070.

Liquidity and Capital Resources

On September 19, 2017, we consummated the initial public offering of 5,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 250,000 private placement units to our sponsor and EarlyBirdCapital at a price of $10.00 per Unit, generating gross proceeds of $2,500,000.

On September 27, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 750,000 Units and the sale of an additional 22,500 private placement units at a price of $10.00 per Unit, generating total gross proceeds of $7,725,000.

Following the initial public offering, the exercise of the over-allotment option and the sale of the private placement units, a total of $57,500,000 was placed in the trust account. We incurred $2,199,396 in initial public offering related costs, including $1,725,000 of underwriting fees and $474,396 of other costs.

As of December 31, 2017, we had cash and marketable securities held in the trust account of $57,667,513 (including approximately $168,000 of interest income and unrealized gains on marketable securities) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay franchise and income taxes. Through December 31, 2017, we did not withdraw any funds from the interest earned on the trust account.  In February 2018, we withdrew $34,910 of interest income from the trust account in order to pay our franchise taxes.

For the period April 27, 2017 (inception) through December 31, 2017, cash used in operating activities was $216,684, consisting primarily of a net loss of $86,279, interest earned on cash and marketable securities held in the trust account of $164,443 and an unrealized gain on marketable securities held in our trust account of $3,070. Changes in operating assets and liabilities provided $37,108 of cash from operating activities.

For the period April 27, 2017 (inception) through December 31, 2017, cash used in investing activities consisted of the investment of the $57,500,000 of proceeds from the initial public offering and the sale of the private placement units into the trust account.

For the period April 27, 2017 (inception) through December 31, 2017, cash provided by financing activities consisted of $25,000 of proceeds from the issuance of the founder shares, $58,500,000 of proceeds from the initial public offering and sale of private placement units, offset by the payment of deferred offering costs of $474,396 and $100 of proceeds from the sale of the unit purchase option to the underwriter.

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

As of December 31, 2017, we had cash of $334,020 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We believe we will have sufficient working capital to meet our needs through September 19, 2018, the mandatory liquidation date. However, if we elect to extend the time to consummate a business combination, we will require additional working capital.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, our officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the private placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

All activity through December 31, 2017 relates to our formation and our initial public offering. We did not have any financial instruments that were exposed to market risks at December 31, 2017.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-16 comprising a portion of this Report.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the period from April 27, 2017 (inception) through December 31, 2017.

	For the Period from April 27, 2017 (inception) through June 30, 2017	Third Quarter	Fourth Quarter	For the Period from April 27, 2017 (inception) through December 31, 2017
Operating Expenses
Operating costs	$1,500	$10,425	$241,867	$253,792
Loss from operations	(1,500)	(10,425)	(241,867)	(253,792)
Other income:
Unrealized (loss) gain	—	12,169	(9,099)	3,070
Interest income	—	3,306	161,137	164,443
Provision for income taxes	—	(1,207)	1,207	—
Net income (loss)	$(1,500)	$3,843	$(88,622)	$(86,279)
Loss per common share:
Basic and diluted	$(0.00)	$0.00	$(0.10)	$(0.14)
Weighted average number of common shares outstanding:
Basic and diluted	1,250,000	1,353,526	2,271,123	1,666,791

Balance Sheet Data (at period end)
Cash	$25,000	$463,279	$334,020	$334,020
Cash and securities held in Trust Account	—	57,515,475	57,667,513	57,667,513
Total Assets	156,152	58,054,254	58,050,010	58,050,010
Total Liabilities	132,652	1,207	85,585	85,585
Common stock subject to possible redemption	—	53,053,045	52,964,424	52,964,424
Total Stockholders’ Equity	$23,500	$5,000,002	$5,000,001	$5,000,001

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Roderick Perry	72	Executive Chairman
Aamer Sarfraz	36	Chief Executive Officer, Chief Financial Officer and Director
Ali Erfan	52	Vice Chairman and Director
Richard Atterbury	58	Director
Gabe Turner	36	Director
General Frank Gorenc	60	Director
Abduwahab Abdul Karim Al Betairi	38	Director

Roderick Perry, our Executive Chairman and Director since our inception, has over 30 years of experience in investment management. From 1985 to 2005, Mr. Perry was employed by 3i Group plc, one of the oldest private equity firms in the world, listed on the London Stock Exchange (LSE:III). During his tenure at 3i, Mr. Perry held a number of positions, including Sector Advisor covering systems and software sectors before joining the Executive Committee in 1996. He was an Executive Director of the Group (on the Board of 3i Group plc) from 1999 to 2005. He was a member of the Executive Committee and Investment Committee from 1997 to 2005. From 1997 to 2001 he was responsible for developing the 3i investment business in Asia Pacific, and from 2001 to 2005, he was the Global Head of Venture Capital for 3i. Mr. Perry was involved in the origination, execution and disposal of numerous technology venture capital investments internationally. Mr. Perry was a Non-Executive Director of PartyGaming plc, a FTSE listed company, from 2005, and became Chairman in 2008, until 2011. PartyGaming plc went public on the London Stock Exchange in 2005 at a valuation of £4.76 billion. He became Deputy Chairman of, Senior Independent Director and Chairman of Remuneration Committee of BWIN.Party, one of the largest publicly traded online gaming business at the time, when BWIN.Party and PartyGaming merged in 2011 and retired from that Board in July 2015. From 2006 to 2009, Mr. Perry was a Non-Executive Director at Gulf of Guinea Energy (Nigeria) and a Non-Executive Director of Indago Petroleum from 2005 to 2009, an AIM listed oil and gas exploration company operating in Oman. Mr. Perry started his technology career with GCHQ, a British intelligence and security agency. Since February 2015, he has served as an advisor to Amanat Holdings PJSC in Dubai, a private equity firm which is listed on the Dubai Stock Exchange. Amanat invests in Healthcare and Education in the region. Mr. Perry has been Chairman of the Audit and Risk Committee of Ithmar Capital Partners, which is a Dubai International Financial Centre regulated company in Dubai, investing in special situations, since December 2016. He has also served since January 2017 as Chairman of the Board of Objectivity Ltd., an agile software developer and system integrator based in the UK and Poland and has been an advisor to the company since January 2014. He is Chairman of Draper Oakwood Royalty Capital Ltd. He holds a BSc (Hons) in Physics from the University of Salford and is a Chartered Member of the Institution for Engineering and Technology. We believe Mr. Perry is well-qualified to serve as a member of the board due to his experience in making financial investments in small and medium sized companies, in mergers and acquisitions, and his experience serving as a member of the boards of publicly listed companies.

Aamer A. Sarfraz, our Chief Executive Officer and Director since our inception, is founder and Chief Executive Officer of the Draper Oakwood Companies, a group of investment and advisory companies which he established with Mr. Draper in October 2015 to provide new and innovative funding opportunities to growth companies. He has been Chief Executive Officer of Draper Oakwood Royalty Capital Ltd, an investment and advisory company which is authorized and regulated by the UK Financial Conduct Authority since July 2016. Mr. Sarfraz has been founder and Chief Executive Officer of Better Grain Ltd., which builds sustainable agricultural supply chains worldwide, working with thousands of small-hold farmers to use technology to grow better crops and increase livelihoods, since February 2016. He previously founded and managed various affiliates of Better Grain since 2011. He has been founder and Director of Indus Basin Holding, a private holding and advisory company, since 2011. From 2006 to February 2014, Mr. Sarfraz served as Managing Director of The Electrum Group (UK) LLP, which was part of The Electrum Group, a global private equity business investing in natural resources, headquartered in New York. At The Electrum Group, Mr. Sarfraz was involved in building international strategic partnerships, sourcing and evaluating new business opportunities, fundraising, international business development for portfolio companies, managing government relations, and overseeing the management of various mineral exploration projects. From 2005 to 2006, Mr. Sarfraz served as Business Development Director in the London office of Ithmar Capital Partners, a Dubai based private equity fund, investing in special situations, where he was responsible for the development of an international network of co-investors. From 2004 to 2005, Mr. Sarfraz was an Analyst in the venture capital team at 3i Group plc in London, where he worked on evaluating new technology investment opportunities, due diligence, and value addition strategies. Mr. Sarfraz serves as a Member of the President’s Circle at Baylor College of Medicine in Houston, Member of the International Advisory Board of Texas A&M University, Trustee of the Cogito Scholarship Foundation in London, Member of the Wolfson College Strategy Group in Oxford, Trustee of his family foundation, the Fazaldad Institute, Member of the Board of Governors of the World Wide Fund for Nature (WWF) Pakistan, Trustee of the Cheetah Conservation Fund UK, and founder and Director of the Govtech Alliance in London. He is Honorary Consul of Estonia in Pakistan. He conceived of and launched the UK’s All-Party Parliamentary Group on Entrepreneurship. Mr. Sarfraz holds an MSc (with Distinction) in Information Systems from the London School of Economics and Political Science, and graduated from Boston University’s School of Management. We believe Mr. Sarfraz is well-qualified to serve as a member of the board due to his experience in financial investments and his operational and corporate development experience.

Ali Erfan, our Vice Chairman and one of our directors since September 14, 2017, has worked in venture capital and private equity for over 17 years. Mr. Erfan worked at 3i Group plc’s London headquarters from 2000 to 2007, becoming a senior partner in the venture capital group in 2004. He was a member of the management committee for the global venture capital business and led 3i’s venture capital expansion into the Middle East and China. He also led 3i’s investment into new sectors including clean tech and alternative energy. Since 2007, Mr. Erfan has been a director of The Electrum Group. Investments include private and public mining companies such as NovaGold, Sunshine Mining and Gabriel Resources. Mr. Erfan was a founding board member of Leor Energy in 2003, an oil and gas exploration company in Texas, that was acquired by EnCana for $2.55 billion in 2007. He is also a Director at Draper Oakwood Royalty Capital Ltd. and Better Grain Ltd. Mr. Erfan is founder of the Cogito Scholarship Foundation, a UK charity. He holds a BA and MA (Hons) from Oxford University, and an MBA from the London Business School. He is a Fellow of the Kauffman Foundation for Venture Capital. We believe Mr. Erfan is well-qualified to serve as a member of the board due to financial and investment experience.

Richard Atterbury, one of our directors since September 14, 2017, has been Chairman of AgFe, a specialist in European financial assets, since February 2011, and joined the firm in May 2010. He is also a board member of the Economic Advancement Program of the Open Sociaty Foundations and Chairman of New Philanthropy Capital. He is also a Director at Factern Ltd, Alta Advisors Ltd. and Draper Oakwood Royalty Capital Ltd. and Non-Executive Chairman of Better Grain Ltd. Mr. Atterbury has 28 years of banking experience in both Europe and the US. He was a Vice Chairman at Nomura International, an international investment bank, from 2008 to 2009, and previously worked at Lehman Brothers from 2005 to 2008, where he was co-head of European Capital Markets and global co-head of the Financial Sponsors Group. He was also a member of the firm’s European Operating Committee. From 1999 to 2004 he worked at Morgan Stanley in London where he was global co-head of the Financial Sponsors Group and Chairman of European Leveraged Finance. From 1997 to 1999, he was a Managing Director at Credit Suisse First Boston. Mr. Atterbury also worked in the Chicago office of Bank of America from 1994 to 1997 and as Treasurer of Applied Power, Inc., a manufacturing company located in Milwaukee, Wisconsin, from 1992 to 1994. Mr. Atterbury has a B.A. from Jesus College, University of Cambridge. We believe Mr. Atterbury is well-qualified to serve as a member of the board due to his financial and investment experience.

Gabe Turner, one of our directors since September 14, 2017, has been the executive director of the Draper Venture Network since September 2013. Prior to Draper Venture Network, Mr. Turner spent six years as a management consultant, first with Deloitte’s Strategy & Operations practice, from 2004 to 2011 and then as an independent advisor, from 2011 to August 2013, working with governments on policy related to science, technology and innovation, and with startups in the Silicon Valley on user acquisition and growth. He graduated from UC Berkeley with a BA and BS, and holds an MBA from the Harvard Business School. We believe Mr. Turner is well-qualified to serve as a member of the board due to his business experience and his leadership of the Draper Venture Network.

General Frank Gorenc, one of our directors since September 14, 2017, retired from the United States Air Force as a four-star general in October 2016. From August 2013 to August 2016, General Gorenc served as Commander of the U.S. Air Forces in Europe, Commander of the U.S. Air Forces in Africa and Commander of NATO Allied Air Command, headquartered at Ramstein Air Base, Germany. He was responsible for Air Force activities, conducted through 3rd Air Force, in an area of operations covering more than 19 million square miles. This area includes 104 countries in Europe, Africa, Asia and the Middle East, and the Arctic, Atlantic and Indian Oceans. General Gorenc has commanded a fighter squadron, an operations group, a wing, an air expeditionary wing, the Air Force District Washington, and a component Numbered Air Force. He has served in numerous positions at Headquarters Air Combat Command, Headquarters Air Force Air Staff, the Joint Staff, and at US European Command/Supreme Headquarters Allied Powers Europe. These include as Assistant Vice Chief of Staff and Director Air Staff from April 2012 to August 2013, Commander 3rd Air Force from August 2009 to March 2012, Director of Air and Space Operations at Air Combat Command from August 2008 to August 2009, and Commander Air Force District of Washington from June 2007 to August 2008. During his long military career, spanning from 1979 to October 2016, he received numerous awards and decorations, including the Defense Distinguished Service Medal, Distinguished Service Medal with two oak leaf clusters, Defense Superior Service Medal with oak leaf cluster and Legion of Merit with two oak leaf clusters. The general is a command pilot with more than 4,800 flight hours. He earned his commission in 1979 from the United States Air Force Academy. We believe General Gorenc is well qualified to serve as a member of the board due to his leadership qualities.

Abduwahab Abdul Karim Al Betairi, one of our directors since January 15, 2018, is a co-founder and managing partner of Watar Partners, an investment management and financial consulting company based in Riyadh, Saudi Arabia, established in October 2014. Prior to that, from June 2004 to June 2014, Mr. Al Betairi was at The Family Office Co BSc, a leading multi-family office based in the Kingdom of Bahrain, where he was a founding partner. During his time there, he was involved in all aspects of the business from investments to managing client relationships and was a member of the firm’s executive committee. From June 1999 to February 2004, Mr. Al Betairi worked at the Treasury Division of Saudi American Bank (a Citibank affiliate in Saudi Arabia), most recently managing over $500 million of alternative investments for the bank’s propriety investment book. Since October 2015, Mr. Al Betairi has served as the chairman of the board of directors of Osool & Bakheet Investment Company, an asset management firm in Saudi Arabia. Since November 2015, Mr. Al Betairi has served as a member of the supervisory committee of Trispan LLP, a global investment and wealth manager based out of London. In addition, since April 2017, Mr. Al Betairi has served on the board of directors of Sunbulah Group, one of the largest food manufacturing companies in Saudi Arabia and the Middle East. Mr. Al Betairi currently heads the Saudi chapter for the alumni of London Business School and he is a member of the Young Presidents’ Organization in both Saudi Arabia and Bahrain. Mr. Al Betairi holds an MBA from London Business School and a bachelor’s degree in finance from King Fahd University of Petroleum and Minerals. We believe Mr. Al Betairi is well-qualified to serve as a member of the board due to financial and investment experience.

Senior Advisor

Timothy C. Draper, our Senior Advisor, has, for over 30 years, been one of the most prominent venture capital investors in the world. An affiliated entity of Mr. Draper owns 25% of the pecuniary interests of our sponsor. Mr. Draper is Founding Partner of venture capital firms Draper Fisher Jurvetson and Draper Associates. His venture successes include Skype, Hotmail, Tesla, Baidu, Athenahealth, Solar City, Box, TwitchTV, SpaceX, Cruise Automation, Parametric Technology and others. As an advocate for entrepreneurs and free markets, Mr. Draper is regularly featured as a keynote speaker in entrepreneurial conferences throughout the world, has been recognized as a leader in his field and has frequent TV, radio and headline appearance. He has received various awards and honors including the Entrepreneurship Forum’s “Entrepreneur of the World” in 2015, the Commonwealth Club’s Distinguished Citizen Award for achievements in green and sustainable energy in 2007, is listed as one of the top 100 most influential people in finance by Worth Magazine in 2014, and #7 on the Forbes Midas List in 2006. Mr. Draper founded the Draper Venture Network. In promoting entrepreneurship, he created Draper University of Heroes, a residential and online school based in San Mateo, California to help extraordinary people accomplish their life missions. He started Innovate Your State, a non-profit dedicated to crowdsource innovation in government, and BizWorld, a non-profit that teaches young children how business and entrepreneurship work. Mr. Draper received a Bachelor of Science in Electrical Engineering from Stanford University and a Master of Business Administration from the Harvard Business School.

We currently expect Mr. Draper to (i) assist us in sourcing potential business combination targets and (ii) provide his business insights when we assess potential business combination targets. However, Mr. Draper will not be a member of the board, nor will he have any voting or decision making capacity on our behalf. Mr. Draper will also not be subject to the fiduciary requirements to which our board members are subject and will have no contractual commitments to us.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Atterbury, Erfan, Gorenc and Al Betairi, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Perry, Sarfraz and Turner, will expire at the second annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination (unless we do not consummate our initial business combination prior to December 31, 2018, in which case NASDAQ rules require that we hold an annual meeting prior to December 31, 2018).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the board of directors, which consists of Messrs. Atterbury (Chairman), Erfan and Turner, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee.

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Atterbury qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Gorenc (Chairman) and Turner, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of such adviser, including the factors required by NASDAQ and the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. Atterbury, Erfan (Chairman), Turner and Gorenc, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter, our compensation committee charter and our nominating committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, the code of ethics will be provided without charge upon request to us.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our executive officers has been paid cash compensation in connection with services rendered to the Company for the year ended December 31, 2017. Commencing on April 27, 2017 through the earlier of consummation of our initial business combination and our liquidation, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class F Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
Draper Oakwood Investments, LLC(2)	218,000	3.36%	1,437,500	100%
Aamer Sarfraz(2)	218,000	3.36%	1,437,500	100%
Roderick Perry(2)	218,000	3.36%	1,437,500	100%
Richard Atterbury(3)	—	—	—	—
Ali Erfan(3)	—	—	—	—
Gabe Turner(3)	—	—	—	—
General Frank Gorenc(3)	—	—	—	—
Abduwahab Abdul Karim Al Betairi	—	—	—	—
All directors and executive officers as a group (7 individuals)	—	—	—	—
Polar Asset Management Partners (4)	625,000	10.87%	—	—
HGC Investment Management Inc. (5)	525,736	8.57%	—	—
Karpus Management, Inc., d/b/a Karpus Investment Management (6)	333,400	5.43%	—	—

*	Less than 1 percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 55 East 3rd Ave., San Mateo, CA 94401.
(2)	Other than Mr. Al Betairi, each of our officers and directors is a member of our sponsor. Roderick Perry, our Executive Chairman of the Board, and Aamer Sarfraz, our Chief Executive Officer, Chief Financial Officer and Director, are the managing members of our sponsor and jointly have the voting and dispositive power of the securities held by our sponsor. Accordingly, Messrs. Perry and Sarfraz may be deemed to have or share beneficial ownership of such shares.
(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor, either directly or indirectly through the managing member of the Sponsor, as described in footnote (2).
(4)	According to a Schedule 13G filed with the SEC on October 10, 2017, by Polar Asset Management Partners Inc. The business address of Polar Asset Management Partners Inc., is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, (the “PAMP”) serves as investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and has sole voting and investment discretion with respect such securities which are held by PMSMF. PAMP disclaims beneficial ownership such securities, except to the extent of PAMP’s pecuniary interest therein.
(5)	According to a Schedule 13G filed with the SEC on February 1, 2018, by HGC Investment Management Inc. The business address of HGC Investment Management Inc., is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. HGC Investment Management Inc., a company incorporated under the laws of Canada, (the “HGCIM”) serves as investment advisor to HGC Arbitrage Fund LP, an Ontario limited partnership (“HGCAF”) and has sole voting and investment discretion with respect such securities which are held by HGCAF. HGCIM disclaims beneficial ownership such securities, except to the extent of HGCAF’s pecuniary interest therein.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2018, by Karpus Management, Inc., d/b/a Karpus Investment Management. The business address of Karpus Management, Inc., d/b/a Karpus Investment Management, is 183 Sully’s Trail, Pittsford, New York 14534. HGC Investment Management Inc. is a corporation incorporated under the laws of New York, (the “KIM”). Accounts managed by KIM have the right to receive all dividends from, and any proceeds from the sale of the shares held by KIM.

The table above does not include the shares of common stock underlying the private placement warrants included in the private placement units held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Changes in Control

N/A

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founders Shares

In May 2017, we issued 1,437,500 shares of Class F common stock to Draper Oakwood Investments, LLC for $25,000 in cash, at a purchase price of approximately $0.017 per share, in connection with our organization. The shares of Class F common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the business combination, the ratio at which shares of Class F common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class F common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of our initial public offering (not including the shares of Class A common stock underlying the founders’ units or the 115,000 shares of common stock issued to EarlyBirdCapital, Inc.) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination or pursuant to units (and their underlying securities) issued to our sponsor upon conversion of working capital loans, after taking into account any shares of Class A common stock redeemed in connection with the business combination.

The 1,437,500 founders shares included an aggregate of up to 187,500 shares which were subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the sponsor would own, on an as-converted basis, 20.0% of our issued and outstanding shares after the initial public offering (excluding the placement shares and representative shares). As a result of the underwriters’ election to exercise their over-allotment option in full on September 27, 2017, 187,500 founders shares were no longer subject to forfeiture.

The sponsor has agreed that, subject to certain limited exceptions, 50% of its founders shares will not be transferred, assigned or sold until one year after the date of the consummation of a business combination or earlier if, subsequent to a business combination, the last sales price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, and the remaining 50% of its founders shares will not be transferred, assigned or sold until one year after the date of the consummation of a business combination.

Placement Units

Simultaneously with our initial public offering, the sponsor and EarlyBirdCapital (and its designees) purchased an aggregate of 250,000 private placement units at a price of $10.00 per Unit (for an aggregate purchase price of $2,500,000), among which 200,000 sponsor units were purchased by our sponsor and 50,000 EBC units were purchased by EarlyBirdCapital (and its designees). In addition, on September 27, 2017, we consummated the sale of an additional 22,500 private placement units at a price of $10.00 per unit, which were purchased by the sponsor and EarlyBirdCapital (and its designees), among which 18,000 sponsor units were purchased by our sponsor and 4,500 EBC units were purchased by EarlyBirdCapital (and its designees), generating gross proceeds of $225,000. Each private placement unit consists of one placement share, one placement right and one-half of one placement warrant. The proceeds from the private placement units were added to the proceeds from our initial public offering held in the trust account. If we do not complete a business combination by September 19, 2018 (or by March 19, 2019 if we extend the period of time to consummate a business combination by the full amount of time), the proceeds of the sale of the private placement units will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the placement rights and placement warrants will expire worthless.

The private placement units are identical to the units sold in the initial public offering except that the underlying placement warrants: (i) are not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of their permitted transferees. The placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in the initial public offering if they are held by someone other than the initial purchasers or any of their permitted transferees. The initial purchasers have agreed not to transfer, assign or sell any of the private placement units or their underlying securities, including the Class A common stock issuable upon conversion of the placement rights or exercise of the placement warrants (except to certain permitted transferees), until after the completion of our initial business combination. Additionally, EarlyBirdCapital has agreed that it and its designees will not be permitted to exercise any EBC warrants after September 14, 2022.

Related Party Advances

During the year ended December 31, 2017, one of the Company’s officers advanced the company an aggregate of $247,580 for costs related to our initial public offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the initial public offering on September 19, 2017.

Administrative Services Agreement

We entered into an agreement whereby, commencing on September 14, 2017 through the earlier of the consummation of a business combination or our liquidation, we will pay the sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the period from April 27, 2017 (inception) through December 31, 2017, we incurred $35,000 in fees for these services, of which $5,000 is included in accounts payable and accrued expenses at December 31, 2017.

Related Person Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Currently Messrs. Atterbury, Erfan, Turner, Gorenc and Al Betairi would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from April 27, 2017 (inception) through December 31, 2017 totaled $79,590. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the period from April 27, 2017 (inception) through December 31, 2017.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2017.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 14, 2017, between the Company and EarlyBirdCapital, Inc. (1)
3.1	Certificate of Incorporation (3)
3.2	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 14, 2017 (1)
3.3	Bylaws (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Specimen Right Certificate. (2)
4.5	Warrant Agreement, dated September 14, 2017, between Continental Stock Transfer & Trust Company and the Company (1)
10.1	Letter Agreement by and between the Company and Draper Oakwood Investments, LLC (1)
10.2	Letter Agreement by and between the Company and its officers and directors (1)
10.3	Investment Management Trust Account Agreement, dated September 14, 2017, between Continental Stock Transfer & Trust Company and the Company (1)
10.4	Registration Rights Agreement among the Company and Draper Oakwood Investments, LLC (1)
10.5	Stock Escrow Agreement, dated September 14, 2017. between the Company, Draper Oakwood Investments, LLC and Continental Stock Transfer & Trust Company (1)
10.6	Rights Agreement, dated September 14, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
10.7	Securities Subscription Agreement, dated May 11, 2017, between the Registrant and Draper Oakwood Investments, LLC (3)
10.8	Unit Subscription Agreement, by and between the Registrant and the Initial Stockholder, dated August 24, 2017 for founders’ units (3)
10.9	Unit Subscription Agreement, by and between the Registrant and EarlyBirdCapital, Inc., dated August 24, 2017 for founders’ units (3)
10.10	Form of Indemnity Agreement (2)
10.11	Administrative Services Agreement, dated September 14, 2017, between the Company and Draper Oakwood Investments, LLC (1)
10.12	Form of Unit Purchase Option between the Company and EarlyBirdCapital, Inc. and its designees (3)
10.13	Business Combination Marketing Agreement, dated September 14, 2017, between the Company and EarlyBirdCapital, Inc. (1)
14.1	Code of Business and Ethics (2)
31	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

* Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 20, 2017.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on September 11, 2017.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on August 25, 2017.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Draper Oakwood Technology Acquisition, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Draper Oakwood Technology Acquisition, Inc. (the “Company”) as of December 31, 2017, the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 27, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from April 27, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2017.

Marcum LLP

New York, NY

March 29, 2018

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

BALANCE SHEET

DECEMBER 31, 2017

ASSETS
Current Assets
Cash	$334,020
Prepaid expenses	48,477
Total Current Assets	382,497

Cash and marketable securities held in Trust Account	57,667,513
Total Assets	$58,050,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$85,585
Total Current Liabilities	85,585

Commitments
Common stock subject to possible redemption, 5,281,057 shares at redemption value	52,964,424

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 856,443 issued and outstanding (excluding 5,281,057 shares subject to possible redemption)	85
Class F Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	5,086,051
Retained earnings	(86,279)
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,050,010

The accompanying notes are an integral part of the financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 27, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Formation and operating costs	$253,792
Loss from operations	(253,792)

Other income:
Interest income	164,443
Unrealized gain on marketable securities held in Trust Account	3,070
Other income, net	167,513

Net income	$(86,279)

Weighted average shares outstanding, basic and diluted (1)	1,666,791

Basic and diluted net loss per common share	$(0.14)

(1)	Excludes an aggregate of up to 5,281,057 shares subject to redemption at December 31, 2017.

The accompanying notes are an integral part of the financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 27, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

	Class A Common Stock		Class F Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – April 27, 2017 (inception)	—	$—	—	$—	$—	$—	$—

Common stock issued to initial stockholders	—	—	1,437,500	144	24,856	—	25,000

Sale of 5,750,000 Units, net of underwriting discount and offering expenses	5,750,000	575	—	—	55,300,029	—	55,300,604

Sale of 272,500 Placement Units	272,500	27	—	—	2,724,973	—	2,725,000

Issuance of Representative Shares	115,000	11	—	—	(11)	—	—

Sale of Unit Purchase Option	—	—	—	—	100	—	100

Common stock subject to possible redemption	(5,281,057)	(528)	—	—	(52,963,896)	—	(52,964,424)

Net loss	—	—	—	—	—	(86,279)	(86,279)

Balance - December 31, 2017	856,443	$85	1,437,500	$144	$5,086,051	$(86,279)	$5,000,001

The accompanying notes are an integral part of the financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 27, 2017 (INCEPTION) THROUGH DECEMBER 30, 2017

Cash Flows from Operating Activities:
Net loss	$(86,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(164,443)
Unrealized gain on marketable securities held in Trust Account	(3,070)
Changes in operating assets and liabilities:
Prepaid expenses	(48,477)
Accounts payable and accrued expenses	85,585
Net cash used in operating activities	(216,684)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class F common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	55,775,000
Proceeds from sale of Placement Units	2,725,000
Proceeds from Unit Purchase Option	100
Advances from related parties	247,580
Repayment of advances from related parties	(247,580)
Payment of offering costs	(474,396)
Net cash provided by financing activities	58,050,704

Net Change in Cash and Cash Equivalents	334,020
Cash and Cash Equivalents– Beginning	—
Cash and Cash Equivalents– Ending	$334,020

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$53,049,200
Change in value of common stock subject to redemption	$(84,776)

The accompanying notes are an integral part of the financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

At December 31, 2017, the Company had not yet commenced operations. All activity through December 31, 2017 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on September 14, 2017. On September 19, 2017, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to the Draper Oakwood Investments, LLC (“Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $2,500,000, which is described in Note 4.

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

On September 27, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 750,000 Units at $10.00 per Unit, and the sale of an additional 22,500 Placement Units, of which 18,000 Placement Units were purchased by the Sponsor and 4,500 Placement Units were purchased by EarlyBirdCapital (and their designees) at $10.00 per Unit, generating gross proceeds of $225,000. Following the closing, an additional $7,500,000 of net proceeds was placed in the Trust Account, resulting in $57,500,000 held in the Trust Account as of September 27, 2017.

Transaction costs amounted to $2,199,396, consisting of $1,725,000 of underwriting fees and $474,396 of Initial Public Offering costs. At December 31, 2017, $334,020 of cash was held outside of the Trust Account and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding franchise and income taxes payable) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

DECEMBER 31, 2017

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017.

Cash and marketable securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,011,250 shares of Class A common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 602,250 shares of Class A common stock and (3) 500,000 shares of Class A common stock, warrants to purchase 250,000 shares of Class A common stock and rights that convert into 50,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Period from May 5, 2017 (inception) through December 31,
2017
Net loss	$(86,279)
Less: Income attributable to common stock subject to redemption	(153,844)
Adjusted net loss	$(240,123)

Weighted average shares outstanding, basic and diluted	1,666,791

Basic and diluted net loss per common share	$(0.14)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 250,000 Placement Units (200,000 Placement Units by the Sponsor and 50,000 Placement Units by EarlyBirdCapital) at a price of $10.00 per Placement Unit, for an aggregate purchase price of $2,500,000). On September 27, 2017, the Company consummated the sale of an additional 22,500 Placement Units at a price of $10.00 per Placement Unit, of which 18,000 Placement Units were purchased by the Sponsor and 4,500 Placement Units were purchased by EarlyBirdCapital (and their designees), generating gross proceeds of $225,000. Each Placement Unit consists of one share of Class A common stock (“Placement Share”), one right (“Placement Right”) and one-half of one warrant (each, a “Placement Warrant”). Each Placement Right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination (see Note 7). Each whole Placement Warrant exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Rights and Placement Warrants will expire worthless.

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

Related Party Advances

During the period ended December 31, 2017, one of the Company’s officers advanced an aggregate of $247,580 for costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on September 19, 2017.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 14, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the period from April 27, 2017 (inception) through December 31, 2017, the Company incurred $35,000 in fees for these services, of which $5,000 is included in accounts payable and accrued expenses in the accompanying balance sheets at December 31, 2017.

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

6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on September 14, 2017, the holders of the Founder Shares, Placement Units (and their underlying securities), Representative Shares (as a defined below) and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. Notwithstanding anything to the contrary, EarlyBirdCapital and its designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the registration statement. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. The holders of a majority of the Placement Units or Units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding anything to the contrary, EarlyBirdCapital and its designees may participate in a “piggy-back” registration during the seven year period beginning on the effective date of the registration statement. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $2,300,000 (exclusive of any applicable finders’ fees which might become payable). The Company will have the right to pay up to 25% of such amount to another FINRA member firm retained by the Company to assist the Company in connection with a Business Combination.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2017, there were no shares of preferred stock issued or outstanding.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2017, there were 856,443 shares of Class A common stock issued and outstanding (excluding 5,281,057 shares of common stock subject to possible redemption).

Class F Common Stock — The Company is authorized to issue 3,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At December 31, 2017, there were 1,437,500 shares of Class F common stock issued and outstanding, of which 187,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Initial Stockholders would own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on September 27, 2017, 187,500 Founder Shares are no longer subject to forfeiture.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Representative Shares

At the closing of the Initial Public Offering, the Company issued EarlyBirdCapital 100,000 shares of Class A common stock (the “Representative Shares”) for no additional consideration. In addition, on September 27, 2017, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company issued an additional 15,000 Representative Shares to the underwriters for no additional consideration. The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity. The Company determined the fair value of Representative Shares to be $1,150,000 based upon the offering price of the Units of $10.00 per Unit. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

Unit Purchase Option

On September 19, 2017, the Company sold to EarlyBirdCapital, for $100, an option to purchase up to 500,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $5,000,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $1,683,789 (or $3.37 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.84% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2017
Deferred tax asset
Net operating loss carryforward	$16,615
Unrealized gain on marketable securities	(645)
Business combination search expenses	2,148
Total deferred tax assets	18,118
Valuation allowance	(18,118)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following:

For the period from April 27, 2017 (inception) through December 31, 2017
Federal
Current	$—
Deferred	(18,118)

State
Current	$—
Deferred	—
Change in valuation allowance	18,118
Income tax provision (benefit)	$—

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $79,121 available to offset future taxable income. These NOLs expire beginning in 2037. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from April 27, 2017 (inception) through December 31, 2017, the change in the valuation allowance was $18,118.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 is as follows:

Statutory federal income tax rate	(34.0)%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change	13.0%
Change in valuation allowance	21.0%
Income tax provision (benefit)	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers California to be a significant state tax jurisdiction.

9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$57,667,513

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2018, the Company withdrew $34,910 of interest income from the Trust Account in order to pay its franchise taxes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2018	Draper Oakwood Technology Acquisition, Inc.

	By:	/s/ Aamer Sarfraz
Name: Aamer Sarfraz Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Aamer Sarfraz	Chief Executive Officer, Chief Financial Officer and Director	March 29, 2018
Aamer Sarfraz	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Roderick Perry	Executive Chairman and Director	March 29, 2018
Roderick Perry

/s/ Ali Erfan	Vice Chairman and Director	March 29, 2018
Ali Erfan

/s/ Richard Atterbury	Director	March 29, 2018
Richard Atterbury

/s/ Gabe Turner	Director	March 29, 2018
Gabe Turner

/s/ Frank Gorenc	Director	March 29, 2018
Frank Gorenc

/s/ Abduwahab Abdul Karim Al Betairi	Director	March 29, 2018
Abduwahab Abdul Karim Al Betairi

55