Form 10-Q
period 2018-03-31
Draper Oakwood Technology Acquisition Inc.
filed 2018-05-15
CIK 1705771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, there were 6,137,500 shares of the Company’s Class A common stock, par value $0.0001, and 1,437,500 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$163,877	$334,020
Prepaid expenses	62,050	48,477
Total Current Assets	225,927	382,497

Cash and marketable securities held in Trust Account	57,836,135	57,667,513
Total Assets	$58,062,062	$58,050,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$100,803	$85,585
Total Current Liabilities	100,803	85,585

Commitments
Common stock subject to possible redemption, 5,266,615 and 5,281,057 shares at redemption value at March 31, 2018 and December 31, 2017, respectively	52,961,258	52,964,424

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 870,885 and 856,443 issued and outstanding (excluding 5,266,615 and 5,281,057 shares subject to possible redemption) at March 31, 2018 and December 31, 2017, respectively	87	85
Class F Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding	144	144
Additional paid-in capital	5,089,215	5,086,051
Accumulated deficit	(89,445)	(86,279)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,062,062	$58,050,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2018

Operating costs	$206,698
Loss from operations	(206,698)

Other income:
Interest income	193,459
Unrealized gain on marketable securities held in Trust Account	10,073
Other income, net	203,532

Net loss	$(3,166)

Weighted average shares outstanding, basic and diluted (1)	2,293,943

Basic and diluted net loss per common share (2)	$(0.08)

(1)	Excludes an aggregate of up to 5,266,615 shares subject to redemption at March 31, 2018.
(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $173,644 for the three months ended March 31, 2018

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(193,459)
Unrealized gain on marketable securities held in Trust Account	(10,073)
Changes in operating assets and liabilities:
Prepaid expenses	(13,573)
Accrued expenses	15,218
Net cash used in operating activities	(205,053)

Cash Flows from Investing Activities:
Cash withdrawn from trust account	34,910
Net cash provided by investing activities	34,910

Net Change in Cash	(170,143)
Cash – Beginning	334,020
Cash – Ending	$163,877

Non-cash investing and financing activities:
Change in value of common stock subject to redemption	$(3,166)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

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

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on September 14, 2017. On September 19, 2017, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to the Draper Oakwood Investments, LLC (“Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $2,500,000, which is described in Note 5.

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

Transaction costs amounted to $2,199,396, consisting of $1,725,000 of underwriting fees and $474,396 of Initial Public Offering costs. At March 31, 2018, $163,877 of cash was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Stockholders”) have agreed to (a) vote their Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares held by them in favor of approving a Business Combination and (b) not to convert any Founder Shares, Placement Shares and Public Shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

The Company will have until September 19, 2018 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by September 19, 2018, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination) (the “Combination Period”). Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $575,000 ($0.10 per share), up to an aggregate of $1,150,000, or $0.20 per share, if the Company extends for the full six months, on or prior to the date of the applicable deadline, for each three month extension. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination (see Note 6).

The Initial Stockholders have agreed (i) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Placement Shares, Placement Rights (as defined in Note 5) and Placement Warrants (as defined in Note 5) if the Company fails to consummate a Business Combination within the Combination Period and (ii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering. In order to protect the amounts held in the Trust Account, Mr. Aamer Sarfraz, the Company’s Chief Executive Officer, has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Sarfraz will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that Mr. Sarfraz will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. LIQUIDITY AND GOING CONCERN

As of March 31, 2018, the Company had $163,877 in its operating bank accounts, $57,836,135 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $125,124. As of March 31, 2018, approximately $336,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the three months ended March 31, 2018, the Company withdrew $34,910 of interest income from the Trust Account in order to pay its franchise taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

None of the Sponsor, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Cash and marketable securities held in Trust Account

At March 31, 2018 and December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,011,250 shares of Class A common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 602,250 shares of Class A common stock and (3) 500,000 shares of Class A common stock, warrants to purchase 250,000 shares of Class A common stock and rights that convert into 50,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31,
2018
Net loss	$(3,166)
Less: Income attributable to common stock subject to redemption	(173,644)
Adjusted net loss	$(176,810)

Weighted average shares outstanding, basic and diluted	2,293,943

Basic and diluted net loss per common share	$(0.08)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, which includes the exercise by the underwriters of their overallotment option in full of 750,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination (see Note 8). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 8).

5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 250,000 Placement Units (200,000 Placement Units by the Sponsor and 50,000 Placement Units by EarlyBirdCapital) at a price of $10.00 per Placement Unit, for an aggregate purchase price of $2,500,000). On September 27, 2017, the Company consummated the sale of an additional 22,500 Placement Units at a price of $10.00 per Placement Unit, of which 18,000 Placement Units were purchased by the Sponsor and 4,500 Placement Units were purchased by EarlyBirdCapital (and their designees), generating gross proceeds of $225,000. Each Placement Unit consists of one share of Class A common stock (“Placement Share”), one right (“Placement Right”) and one-half of one warrant (each, a “Placement Warrant”). Each Placement Right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination (see Note 8). Each whole Placement Warrant exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Rights and Placement Warrants will expire worthless.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

6. RELATED PARTY TRANSACTIONS

Founder Shares

On May 11, 2017, the Company issued an aggregate of 1,437,500 shares of Class F common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 8. The 1,437,500 Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Placement Units and the Representative Shares (as defined in Note 8)). As a result of the underwriters’ election to fully exercise their over-allotment option on September 27, 2017, 187,500 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 14, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended March 31, 2018, the Company incurred $30,000 in fees for these services, of which $5,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2018.

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

7. COMMITMENTS

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

MARCH 31, 2018

(Unaudited)

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

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 870,885 and 856,443 shares of Class A common stock issued and outstanding (excluding 5,266,615 and 5,281,057 shares of common stock subject to possible redemption), respectively.

Class F Common Stock — The Company is authorized to issue 3,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017 , there were 1,437,500 shares of Class F common stock issued and outstanding.

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

MARCH 31, 2018

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

MARCH 31, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$57,836,135	$57,667,513

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had a net loss of $3,166 which consists of operating costs of $206,698, offset by interest income on marketable securities held in the Trust Account of $193,459 and an unrealized gain on marketable securities held in our Trust Account of $10,073.

Liquidity and Capital Resources

On September 19, 2017, we consummated the Initial Public Offering of 5,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 250,000 Placement Units to our Sponsor and EarlyBirdCapital at a price of $10.00 per Unit, generating gross proceeds of $2,500,000.

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

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $57,836,135 (including approximately $336,000 of interest income and unrealized gains on marketable securities) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay franchise and income taxes. Through March 31, 2018, we withdrew $34,910 from the interest earned on the Trust Account in order to pay our franchise taxes.

For the three months ended March 31, 2018, cash used in operating activities was $205,053, consisting primarily of a net loss of $3,166, interest earned on marketable securities held in the Trust Account of $193,349 and an unrealized gain on marketable securities held in our Trust Account of $10,073. Changes in operating assets and liabilities provided $1,645 of cash from operating activities.

We intend to use substantially all of the funds held in the Trust Account to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to effect a Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we may incur prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2018, we had cash of $163,877 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As of March 31, 2018, we had $163,877 in cash and working capital of $125,124. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through March 31, 2018 relates to our formation and our initial public offering. We did not have any financial instruments that were exposed to market risks at March 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated September 14, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISTION, INC.

Date: May 15, 2018	/s/ Aamer Sarfraz
Name: Aamer Sarfraz
Title: Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

