Form 10-Q
period 2018-06-30
Draper Oakwood Technology Acquisition Inc.
filed 2018-08-08
CIK 1705771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 6,137,500 shares of the Company’s Class A common stock, par value $0.0001, and 1,437,500 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the three and six months ended June 30, 2018 (unaudited) and for the period from April 27, 2017 (inception) through June 30, 2017	2

	Condensed Statements of Cash Flows for the six months ended June 30, 2018 (unaudited) and for the period from April 27, 2017 (inception) through June 30, 2017	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$34,906	$334,020
Prepaid expenses	36,275	48,477
Total Current Assets	71,181	382,497

Marketable securities held in Trust Account	58,066,097	57,667,513
Total Assets	$58,137,278	$58,050,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$148,523	$85,585
Income taxes payable	5,109	—
Total Current Liabilities	153,632	85,585

Commitments

Common stock subject to possible redemption, 5,248,221 and 5,281,057 shares at redemption value at June 30, 2018 and December 31, 2017, respectively	52,983,645	52,964,424

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 889,279 and 856,443 issued and outstanding (excluding 5,248,221 and 5,281,057 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	89	85
Class F Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding	144	144
Additional paid-in capital	5,066,826	5,086,051
Accumulated deficit	(67,058)	(86,279)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,137,278	$58,050,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	For the Period from April 27, 2017 (inception) through June 30, 2017

Operating costs	$216,410	$423,108	$1,500
Loss from operations	(216,410)	(423,108)	(1,500)

Other income:
Interest income	248,608	442,067	—
Unrealized gain (loss) on marketable securities held in Trust Account	(4,702)	5,371	—
Other income, net	243,906	447,438	—

Income (loss) before provision for income taxes	27,496	24,330	(1,500)
Provision for income taxes	(5,109)	(5,109)	—
Net income (loss)	$22,387	$19,221	$(1,500)

Weighted average shares outstanding, basic and diluted (1)	2,308,385	2,301,204	1,250,000

Basic and diluted net loss per common share (2)	$(0.08)	$(0.16)	$(0.00)

(1)	Excludes an aggregate of up to 5,248,221 shares subject to redemption at June 30, 2018.
(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $207,357 and $393,121 for the three and six months ended June 30, 2018, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2018	For the Period from April 27, 2017 (inception) through June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$19,221	$(1,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(442,067)	—
Unrealized gain on marketable securities held in Trust Account	(5,371)	—
Changes in operating assets and liabilities:
Prepaid expenses	12,202	—
Accounts payable and accrued expenses	62,938	1,500
Income taxes payable	5,109	—
Net cash used in operating activities	(347,968)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	48,854	—
Net cash provided by investing activities	48,854	—

Cash Flows from Financing Activities:	—
Proceeds from issuance of Class F common stock to initial stockholders	—	25,000
Advances from related parties	—	81,105
Payment of offering costs	—	(81,105)
Net cash provided by financing activities	—	25,000

Net Change in Cash	(299,114)	25,000
Cash – Beginning	334,020	—
Cash – Ending	$34,906	$25,000

Non-cash investing and financing activities:
Change in value of common stock subject to redemption	$19,221	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

At June 30, 2018, the Company had not yet commenced operations. All activity through June 30, 2018 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on September 14, 2017. On September 19, 2017, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to Draper Oakwood Investments, LLC (“Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $2,500,000, which is described in Note 5.

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

Transaction costs amounted to $2,199,396, consisting of $1,725,000 of underwriting fees and $474,396 of Initial Public Offering costs. At June 30, 2018, $34,906 of cash was held outside of the Trust Account and was available for working capital purposes.

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

JUNE 30, 2018

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

2. LIQUIDITY AND GOING CONCERN

As of June 30, 2018, the Company had $34,906 in its operating bank accounts, $58,066,097 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $82,451. As of June 30, 2018, approximately $566,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the six months ended June 30, 2018, the Company withdrew $48,854 of interest income from the Trust Account in order to pay its franchise taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On July 30, 2018, the Sponsor loaned the Company $200,000 in order to finance transaction costs in connection with a Business Combination (see Note 10). The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and December 31, 2017.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Marketable securities held in Trust Account

At June 30, 2018 and December 31, 2017, the assets held in the Trust Account were substantially held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,011,250 shares of Class A common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 602,250 shares of Class A common stock and (3) 500,000 shares of Class A common stock, warrants to purchase 250,000 shares of Class A common stock and rights that convert into 50,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from April 27, 2017 (inception) through June 30,
	2018	2018	2017
Net income (loss)	$22,387	$19,221	$(1,500)
Less: Income attributable to common stock subject to redemption	(207,357)	(393,121)	—
Adjusted net loss	$(184,970)	$(373,900)	$(1,500)

Weighted average shares outstanding, basic and diluted	2,308,385	2,301,204	1,250,000

Basic and diluted net loss per common share	$(0.08)	$(0.16)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 250,000 Placement Units (200,000 Placement Units by the Sponsor and 50,000 Placement Units by EarlyBirdCapital) at a price of $10.00 per Placement Unit, for an aggregate purchase price of $2,500,000). On September 27, 2017, the Company consummated the sale of an additional 22,500 Placement Units at a price of $10.00 per Placement Unit, of which 18,000 Placement Units were purchased by the Sponsor and 4,500 Placement Units were purchased by EarlyBirdCapital (and their designees), generating gross proceeds of $225,000. Each Placement Unit consists of one share of Class A common stock (“Placement Share”), one right (“Placement Right”) and one-half of one warrant (each, a “Placement Warrant”). Each Placement Right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination (see Note 8). Each whole Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Rights and Placement Warrants will expire worthless.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 14, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $5,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at June 30, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Placement Units. As described in Note 10, the Sponsor loaned the Company $200,000. Such loan may be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit.

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

JUNE 30, 2018

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

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 889,279 and 856,443 shares of Class A common stock issued and outstanding (excluding 5,248,221 and 5,281,057 shares of common stock subject to possible redemption), respectively.

Class F Common Stock — The Company is authorized to issue 3,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 1,437,500 shares of Class F common stock issued and outstanding.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

JUNE 30, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$58,066,097	$57,667,513

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 30, 2018, the Sponsor loaned the Company $200,000 in order to finance transaction costs in connection with a Business Combination. The loan is evidenced by a promissory note, is non-interest bearing, unsecured and due to be paid on the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. The loan may also be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of $22,387, which consists of interest income on marketable securities held in the Trust Account of $248,608, offset by operating costs of $216,410, an unrealized loss on marketable securities held in our Trust Account of $4,702 and a provision for income taxes of $5,109.

For the six months ended June 30, 2018, we had net income of $19,221, which consists of interest income on marketable securities held in the Trust Account of $442,067 and unrealized gain on marketable securities held in our Trust Account of $5,371, offset by operating costs of $423,108 and a provision for income taxes of $5,109.

For the period from April 27, 2017 (inception) through June 30, 2017, we had a net loss of $1,500, which consists of operating costs of $1,500.

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

As of June 30, 2018, we had marketable securities held in the Trust Account of $58,066,097 (including approximately $566,000 of interest income and unrealized gains on marketable securities) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay franchise and income taxes. Through June 30, 2018, we withdrew $48,854 from the interest earned on the Trust Account in order to pay our franchise taxes.

For the six months ended June 30, 2018, cash used in operating activities was $347,968. Net income of $19,221 was impacted by interest earned on marketable securities held in the Trust Account of $442,067 and an unrealized gain on marketable securities held in our Trust Account of $5,371. Changes in operating assets and liabilities provided $80,249 of cash from operating activities.

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

As of June 30, 2018, we had cash of $34,906 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, our officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Placement Units. On July 30, 2018, the Sponsor loaned us $200,000 in order to finance transaction costs in connection with a Business Combination. The loan is evidenced by a promissory note, is non-interest bearing, unsecured and due to be paid on the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. The loan may also be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit.

As of June 30, 2018, we had $34,906 in cash and a working deficit of $82,451. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2018 relates to our formation and our initial public offering. We did not have any financial instruments that were exposed to market risks at June 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISTION, INC.

Date: August 8, 2018	/s/ Aamer Sarfraz
Name: Aamer Sarfraz
Title: Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

