Form 10-Q
period 2018-09-30
Draper Oakwood Technology Acquisition Inc.
filed 2018-11-13
CIK 1705771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-38204

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-1391674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Draper Oakwood Investments, LLC 55 East 3 rd Ave. San Mateo, CA	94401
(Address of Principal Executive Offices)	(Zip Code)

(713) 213-7061
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of November 9, 2018, there were 6,137,500 shares of the Company’s Class A common stock, par value $0.0001, and 1,437,500 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2018 (unaudited) and for the three months ended September 30, 2017 (unaudited) and for the period from April 27, 2017 (inception) through September 30, 2017 (unaudited)	2

	Condensed Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and for the period from April 27, 2017 (inception) through September 30, 2017 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$7,685	$334,020
Prepaid expenses	23,441	48,477
Total Current Assets	31,126	382,497

Marketable securities held in Trust Account	58,905,007	57,667,513
Total Assets	$58,936,133	$58,050,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$269,150	$85,585
Income taxes payable	53,492	—
Advance from related party	10,400	—
Promissory note – related party	575,000	—
Convertible promissory note – related party	135,000	—
Total Current Liabilities	1,043,042	85,585

Commitments

Common stock subject to possible redemption, 5,168,804 and 5,281,057 shares at redemption values at September 30, 2018 and December 31, 2017, respectively	52,893,090	52,964,424

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 15,000,000 shares authorized; 968,696 and 856,443 issued and outstanding (excluding 5,168,804 and 5,281,057 shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	97	85
Class F Common stock, $0.0001 par value; 3,000,000 shares authorized; 1,437,500 shares issued and outstanding	144	144
Additional paid-in capital	5,157,373	5,086,051
Accumulated deficit	(157,613)	(86,279)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,936,133	$58,050,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITION, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from April 27, 2017 (inception) through September 30,
	2018	2017	2018	2017

Operating costs	$313,054	$10,425	$736,162	$11,925
Loss from operations	(313,054)	(10,425)	(736,162)	(11,925)

Other income:
Interest income	274,089	3,306	716,156	3,306
Unrealized gain (loss) on marketable securities held in Trust Account	(3,207)	12,169	2,164	12,169
Other income, net	270,882	15,475	718,320	15,475

Income (loss) before provision for income taxes	(42,172)	5,050	(17,842)	3,550
Provision for income taxes	(48,383)	(1,207)	(53,492)	(1,207)
Net income (loss)	$(90,555)	$3,843	$(71,334)	$2,343

Weighted average shares outstanding, basic and diluted (1)	2,326,779	1,353,526	2,309,823	1,310,390

Basic and diluted net loss per common share (2)	$(0.13)	$(0.01)	$(0.29)	$(0.01)

(1)	Excludes an aggregate of up to 5,168,804 and 5,303,877 shares subject to redemption at September 30, 2018 and 2017, respectively.
(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $200,583 and $587,760 for the three and nine months ended September 30, 2018, respectively, and $13,067 and $13,067 for the three months ended September 30, 2017 and for the period from April 27, 2017 (inception) through September 30, 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	For the Period from April 27, 2017 (inception) through September 30, 2017
Cash Flows from Operating Activities:
Net (loss) income	$(71,334)	$2,343
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(716,156)	(3,306)
Unrealized gain on marketable securities held in Trust Account	(2,164)	(12,169)
Changes in operating assets and liabilities:
Prepaid expenses	25,036	(75,500)
Accounts payable and accrued expenses	183,565	—
Income taxes payable	53,492	1,207
Net cash used in operating activities	(527,561)	(87,425)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(575,000)	(57,500,000)
Cash withdrawn from Trust Account	55,826	—
Net cash used in investing activities	(519,174)	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	710,000	—
Advance from related party	10,400	247,580
Proceeds from issuance of Class F common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	55,775,000
Proceeds from sale of Placement Units	—	2,725,000
Proceeds from Unit Purchase Option	—	100
Repayment of advances from related parties	—	(247,580)
Payment of offering costs	—	(474,396)
Net cash provided by financing activities	720,400	58,050,704

Net Change in Cash	(326,335)	463,279
Cash – Beginning	334,020	—
Cash – Ending	$7,685	$463,279

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$—	$53,049,200
Change in value of common stock subject to redemption	$(71,334)	$3,845

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Draper Oakwood Technology Acquisition, Inc. (the “Company”) is a blank check company incorporated in Delaware on April 27, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). On September 4, 2018, the Company entered into a Business Combination Agreement with DOTA Holdings Limited, a newly formed Cayman Islands exempted company, Reebonz Limited, a Singapore corporation (“Reebonz”) and certain other parties (see Note 8).

At September 30, 2018, the Company had not yet commenced operations. All activity through September 30, 2018 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed Business Combination, as described in Note 8.

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

On September 27, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 750,000 Units at $10.00 per Unit, and the sale of an additional 22,500 Placement Units, of which 18,000 Placement Units were purchased by the Sponsor and 4,500 Placement Units were purchased by EarlyBirdCapital and their designees at $10.00 per Unit, generating gross proceeds of $225,000. Following the closing, an additional $7,500,000 of net proceeds was placed in the Trust Account, resulting in $57,500,000 held in the Trust Account as of September 27, 2017.

Transaction costs amounted to $2,199,396, consisting of $1,725,000 of underwriting fees and $474,396 of Initial Public Offering costs. At September 30, 2018, $7,685 of cash was held outside of the Trust Account and was available for working capital purposes.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.10 per share (after giving effect to the deposit into the Trust Account with respect to the extension described below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Stockholders”) have agreed to (a) vote their Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares held by them in favor of approving a Business Combination and (b) not to convert any Founder Shares, Placement Shares and Public Shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company initially had until September 19, 2018 to consummate a Business Combination. However the Board of Directors has the right to extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months from the closing of the Initial Public Offering to complete a Business Combination) (the “Combination Period”). Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its designees must deposit into the Trust Account $575,000 ($0.10 per share) for each three month extension (up to an aggregate of $1,150,000, or $0.20 per share, if the deadline is extended for the full six months) in exchange for a non-interest bearing unsecured promissory note. The Sponsor and its designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On September 19, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three month period ending on December 19, 2018, and, accordingly, $575,000 was deposited into the Trust Account. The deposit was funded, in part, by a non-interest bearing unsecured loan from the Sponsor. The loan is repayable upon the consummation of a Business Combination (see Note 6).

The Initial Stockholders have agreed (i) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Placement Shares, Placement Rights (as defined in Note 5) and Placement Warrants (as defined in Note 5) if the Company fails to consummate a Business Combination within the Combination Period and (ii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.10 per Unit in the Initial Public Offering (after giving effect to the deposit into the Trust Account with respect to the extension described below). In order to protect the amounts held in the Trust Account, Mr. Aamer Sarfraz, the Company’s Chief Executive Officer, has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Sarfraz will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that Mr. Sarfraz will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. LIQUIDITY AND GOING CONCERN

As of September 30, 2018, the Company had $7,685 in its operating bank accounts, $58,905,007 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,011,916. As of September 30, 2018, approximately $1,405,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the nine months ended September 30, 2018, the Company withdrew $55,826 of interest income from the Trust Account in order to pay its franchise taxes.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On July 30, 2018, the Sponsor loaned the Company $200,000, of which $135,000 was used to finance transaction costs in connection with a Business Combination and $65,000 was used to fund the deposit required in order to extend the period of time with which the Company has to complete a Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

Marketable securities held in Trust Account

At September 30, 2018 and December 31, 2017, the assets held in the Trust Account were substantially held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The effective income tax rate for the three and nine months ended September 30, 2018 was 115% and 300%, respectively. The income tax expense for the three and nine months ended September 30, 2018 differs from the amount that would be expected after applying the statutory income tax rate primarily due to the non-deductibility of transactional costs incurred in connection with the search for potential targets for a Business Combination.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 3,011,250 shares of Class A common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 602,250 shares of Class A common stock and (3) 500,000 shares of Class A common stock, warrants to purchase 250,000 shares of Class A common stock and rights that convert into 50,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from April 27, 2017 (inception) through September 30,
	2018	2017	2018	2017
Net income (loss)	$(90,555)	$3,843	$(71,334)	$2,343
Less: Income attributable to common stock subject to redemption	(200,583)	(13,067)	(587,760)	(13,067)
Adjusted net loss	$(291,138)	$(9,224)	$(659,094)	$(10,724)

Weighted average shares outstanding, basic and diluted	2,326,779	1,353,526	2,309,823	1,310,390

Basic and diluted net loss per common share	$(0.13)	$(0.01)	$(0.29)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, which includes the exercise by the underwriters of their overallotment option in full of 750,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination (see Note 9). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 9).

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

6. RELATED PARTY TRANSACTIONS

Founder Shares

On May 11, 2017, the Company issued an aggregate of 1,437,500 shares of Class F common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 9. The 1,437,500 Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Placement Units and the Representative Shares (as defined in Note 9)). As a result of the underwriters’ election to fully exercise their over-allotment option on September 27, 2017, 187,500 Founder Shares are no longer subject to forfeiture.

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

Advances from Related Party

In September 2018, the Company received an aggregate of $10,400 in advances from its Chief Executive Officer in order to fund working capital requirements. The advances are non-interest bearing, unsecured and due on demand.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 14, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $90,000, respectively, in fees for these services. For the three months ended September 30, 2017 and for the period from April 27, 2017 (inception) through September 30, 2017, the Company incurred $10,000 in fees for these services. At September 30, 2018 and December 31, 2017, $15,000 and $5,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Units at a price of $10.00 per Unit. The Units would be identical to the Placement Units. On July 30, 2018, the Sponsor loaned the Company $200,000, of which $135,000 was used to finance transaction costs in connection with a Business Combination and $65,000 was used to fund the deposit required in order to extend the period of time with which the Company has to complete a Business Combination. The loan is evidenced by a promissory note, is non-interest bearing, unsecured and due to be paid on the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. The loan may also be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. In September 2018, the promissory note was amended to provide for aggregate borrowings of up to $135,000 and the previously funded $65,000 loan was applied to the $575,000 Extension Loan described below.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

In order to fund the Trust Account to extend the time for the Company to complete a Business Combination, the Sponsor or its designees may, but are not obligated to, loan the Company funds (“Extension Loan”). Any such payments would be made in the form of a non-interest bearing unsecured loan payable upon the consummation of a Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. The letter agreement with the Initial Stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. On September 19, 2018, the period of time for the Company to consummate a Business Combination was extended for an additional three month period, ending on December 19, 2018, and, accordingly, $575,000 was deposited into the Trust Account. In connection with such extension, the Sponsor loaned the Company $575,000 and the Company issued a promissory note to the Sponsor in the principal amount of up to $575,000 to the Sponsor.

At September 30, 2018, an aggregate of $710,000 is owed by the Company to the Sponsor pursuant to the above loans.

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

Advisory Services

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

8. BUSINESS COMBINATION AGREEMENT

On September 4, 2018, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with DOTA Holdings Limited, a newly formed Cayman Islands exempted company (“Pubco”), DOTA Merger Subsidiary Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub”), Draper Oakwood Investments, LLC, a Delaware limited liability company, in the capacity as the Purchaser Representative thereunder (the “Purchaser Representative”), Reebonz, and the shareholders of Reebonz named therein (the “Sellers”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), and with holders of the Company’s securities receiving securities of Pubco, and (b) Pubco will (i) acquire all of the issued and outstanding capital shares of Reebonz from the Sellers in exchange for ordinary shares of Pubco, with Reebonz becoming a wholly-owned subsidiary of Pubco, and (ii) assume Reebonz’s outstanding options, warrants and other securities convertible into or that have the right to acquire Reebonz shares.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The total consideration to be provided at the Closing by Pubco to the Sellers and the holders of in-the-money Reebonz Convertible Securities that are assumed by Pubco will be based on an enterprise value of Reebonz (the “Exchange Consideration” and the Pubco shares issuable to the Sellers, the “Exchange Shares”) of (i) US$252 million, less (ii) the aggregate amount of any outstanding indebtedness, net of cash and cash equivalents, of Reebonz and its subsidiaries (the “Target Companies”).

However, ten percent (10%) of the Exchange Shares otherwise issuable to the Sellers at the Closing (the “Holdback Shares”) will be held back and not issued until twelve (12) months after the Closing to the extent that the Holdback Shares are not used to satisfy the Sellers’ indemnification obligations under the Business Combination Agreement. For purposes of determining the number of Exchange Shares, each Pubco share will be valued at a price per share equal to the price at which each share of the Company’s common stock is redeemed or converted pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial Business Combination, as required by its amended and restated certificate of incorporation (the “Redemption”).

In addition to the Exchange Consideration, the Sellers (but not holders of Reebonz Convertible Securities) will also have a contingent earnout right to receive up to an additional 1,000,000 Pubco shares (the “Earnout Shares”) after the Closing based on the consolidated revenues of Pubco and its subsidiaries, including the Target Companies, and Pubco’s stock price, during the calendar years 2019 and 2020.

The obligations of the parties to consummate the Transactions are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Business Combination Agreement and the transactions contemplated thereby and related matters by the requisite vote of the Company’s stockholders; (ii) expiration of any waiting period under applicable antitrust laws; (iii) receipt of requisite regulatory approvals and specified third party consents; (iv) no law or order preventing or prohibiting the Transactions; (v) no pending litigation to enjoin or restrict the consummation of the Closing; (vi) the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption; (vii) the election or appointment of members to Pubco’s board of directors as described above; (viii) the effectiveness of the Registration Statement; and (ix) the assumption by Pubco of the Reebonz Convertible Securities, as described above.

9. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 15,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 968,696 and 856,443 shares of Class A common stock issued and outstanding, excluding 5,168,804 and 5,281,057 shares of common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 3,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 1,437,500 shares of Class F common stock issued and outstanding.

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

SEPTEMBER 30, 2018

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

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

DRAPER OAKWOOD TECHNOLOGY ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$58,905,007	$57,667,513

11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) ”), and the sections entitled “Forward Looking Statements” and “Risk Factors” in the preliminary proxy statement on Schedule 14A filed by the Company with the SEC on September 17, 2018, and in any subsequent proxy statement filings by the Company. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

We initially had until September 19, 2018 to complete a Business Combination, with an option to extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliates or designees were required to deposit into the Trust Account $575,000 prior to the applicable deadline for each three month extension. On September 19, 2018, we elected to extend the period of time to consummate a Business Combination for an additional three months ending on December 19, 2018 and, accordingly, we deposited $575,000 into the Trust Account. The deposit was funded by a non-interest bearing unsecured loan from the Sponsor in the amount of $575,000.

On September 4, 2018, the Company entered into the Business Combination Agreement with Pubco, Merger Sub, the Purchaser Representative, Reebonz, and the Sellers.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), and with holders of the Company’s securities receiving securities of Pubco, and (b) Pubco will (i) acquire all of the issued and outstanding capital shares of Reebonz from the Sellers in exchange for ordinary shares of Pubco, with Reebonz becoming a wholly-owned subsidiary of Pubco, and (ii) assume Reebonz’s outstanding options, warrants and other securities convertible into or that have the right to acquire Reebonz shares.

The Exchange Consideration will be based on an enterprise value of Reebonz of (i) US$252 million, less (ii) the aggregate amount of any outstanding indebtedness, net of cash and cash equivalents, of the Target Companies.

However, ten percent (10%) of the Exchange Shares otherwise issuable to the Sellers at the Closing (the “Holdback Shares”) will be held back and not issued until twelve (12) months after the Closing to the extent that the Holdback Shares are not used to satisfy the Sellers’ indemnification obligations under the Business Combination Agreement. For purposes of determining the number of Exchange Shares, each Pubco share will be valued at a price per share equal to the price at which each share of the Company’s common stock is redeemed or converted pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial Business Combination, as required by its amended and restated certificate of incorporation (the “Redemption”).

In addition to the Exchange Consideration, the Sellers (but not holders of Reebonz Convertible Securities) will also have a contingent earnout right to receive up to an additional 1,000,000 Pubco shares (the “Earnout Shares”) after the Closing based on the consolidated revenues of Pubco and its subsidiaries, including the Target Companies, and Pubco’s stock price, during the calendar years 2019 and 2020.

The obligations of the parties to consummate the Transactions are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Business Combination Agreement and the transactions contemplated thereby and related matters by the requisite vote of the Company’s stockholders; (ii) expiration of any waiting period under applicable antitrust laws; (iii) receipt of requisite regulatory approvals and specified third party consents; (iv) no law or order preventing or prohibiting the Transactions; (v) no pending litigation to enjoin or restrict the consummation of the Closing; (vi) the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption; (vii) the election or appointment of members to Pubco’s board of directors as described above; (viii) the effectiveness of the Registration Statement; and (ix) the assumption by Pubco of the Reebonz Convertible Securities, as described above.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Reebonz. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had net loss of $90,555, which consists of operating costs of $313,054, an unrealized loss on marketable securities held in our Trust Account of $3,207 and a provision for income taxes of $48,383, offset by interest income on marketable securities held in the Trust Account of $274,089.

For the nine months ended September 30, 2018, we had net loss of $71,334, which consists of operating costs of $736,162 and a provision for income taxes of $53,492, offset by interest income on marketable securities held in the Trust Account of $716,156 and unrealized gain on marketable securities held in our Trust Account of $2,164.

For the three months ended September 30, 2017, we had net income of $3,843, which consists of interest income on marketable securities held in the Trust Account of $3,306 and an unrealized gain on marketable securities held in our Trust Account of $12,169, offset by operating costs of $10,425 and a provision for income taxes of $1,207.

For the period from April 27, 2017 (inception) through September 30, 2017, we had a net income of $2,343 which consists of interest income on marketable securities held in the Trust Account of $3,306 and an unrealized gain on marketable securities held in our Trust Account of $12,169, offset by operating costs of $11,925 and a provision for income taxes of $1,207.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, our officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Placement Units. On July 30, 2018, the Sponsor loaned us $200,000, of which $135,000 was used to finance transaction costs in connection with a Business Combination and $65,000 was used to fund the deposit required in order to extend the period of time with which the Company has to complete a Business Combination. The loan is evidenced by a promissory note, is non-interest bearing, unsecured and due to be paid on the earlier of (i) the consummation of a Business Combination or (ii) the Company’s liquidation. The loan may also be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. In September 2018, the promissory note was amended to provide for aggregate borrowings of up to $135,000 and the previously funded $65,000 loan was applied to the $575,000 sponsor loan described below.

In September 2018, the Company received an aggregate of $10,400 in advances from its Chief Executive Officer in order to fund working capital requirements. The advances are non-interest bearing, unsecured and due on demand.

In September 2018, we deposited $575,000 into the Trust Account as payment for a three month extension of the period of time to consummate a Business Combination, to December 19, 2018. The Sponsor advanced us $575,000 with respect to this deposit, and in connection therewith, we issued to the Sponsor a non-interest bearing unsecured promissory note in the principal amount of up to $575,000, which is repayable on the closing of the Business Combination.

As of September 30, 2018, we had marketable securities held in the Trust Account of $58,905,007 (including approximately $1,405,000 of interest income and unrealized gains on marketable securities) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay franchise and income taxes. Through September 30, 2018, we withdrew $55,826 from the interest earned on the Trust Account in order to pay our franchise taxes.

For the nine months ended September 30, 2018, cash used in operating activities was $527,561. Net loss of $71,334 was impacted by interest earned on marketable securities held in the Trust Account of $716,156 and an unrealized gain on marketable securities held in our Trust Account of $2,164. Changes in operating assets and liabilities provided $262,093 of cash from operating activities.

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

As of September 30, 2018, we had cash of $7,685 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of September 30, 2018, we had $7,685 in cash and a working deficit of $1,011,916. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2018 relates to our formation and our initial public offering. We did not have any financial instruments that were exposed to market risks at September 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated September 14, 2017 filed with the SEC, the section entitled “Risk Factors” in the preliminary proxy statement on Schedule 14A filed by the Company with the SEC on September 17, 2018, and in any subsequent proxy statement filings by the Company. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017 filed with the SEC or the Amended Schedule 14A filed by the Company with the SEC on November 7, 2018, except that we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note dated July 30, 2018 from the Company to the Sponsor in the principal amount of $200,000.
10.2**	Promissory Note dated September 19, 2018 from the Company to the Sponsor in the principal amount of up to $575,000.
10.3*	Amended and Restated Promissory Note dated September 19, 2018 from the Company to the Sponsor in the principal amount of $135,000.
10.4***	Business Combination Agreement, dated as of September 4, 2018, by and among Draper Oakwood Technology Acquisition, Inc., DOTA Holdings Limited, DOTA Merger Subsidiary Inc., Draper Oakwood Investments, LLC, in the capacity as the Purchaser Representative thereunder, Reebonz Limited and the shareholders of Reebonz named therein.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on September 20, 2018.
***	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on September 5, 2018. The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAPER OAKWOOD TECHNOLOGY ACQUISTION, INC.

Date: November 13, 2018	/s/ Aamer Sarfraz
Name: Aamer Sarfraz
Title: Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)